Form 10-K
period 1993-12-31
JMB INCOME PROPERTIES LTD XII
filed 1994-03-30
CIK 765813

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1993                     Commission file no. 0-16108


                   JMB INCOME PROPERTIES, LTD. - XII
        (Exact name of registrant as specified in its charter)


         Illinois                             36-3337796
(State of organization)            (I.R.S. Employer Identification No.)


900 N. Michigan Ave., Chicago, Illinois                60611
(Address of principal executive office)              (Zip Code)


Registrant's telephone number, including area code 312-915-1987


Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
Title of each class                             which registered
- -------------------                     -------------------------------

       None                                          None


Securities registered pursuant to Section 12(g) of the Act:

                     LIMITED PARTNERSHIP INTERESTS
                           (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K - X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Certain pages of the prospectus of the registrant dated August 23, 1985, as supplemented December 9, 1985 and January 10, 1986 and filed pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933 are incorporated by reference in Parts I and III of this Annual Report on Form 10-K.
                              TABLE OF CONTENTS



                                                               Page
                                                               ----

PART I

Item  1.     Business. . . . . . . . . . . . . . . . . . . .      1

Item  2.     Properties. . . . . . . . . . . . . . . . . . .      4

Item  3.     Legal Proceedings . . . . . . . . . . . . . . .      6

Item  4.     Submission of Matters to a
             Vote of Security Holders. . . . . . . . . . . .      6


PART II

Item  5.     Market for the Partnership's Limited Partnership
             Interests and Related Security Holder Matters .      6

Item  6.     Selected Financial Data . . . . . . . . . . . .      7

Item  7.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations .     13

Item  8.     Financial Statements and Supplementary Data . .     19

Item  9.     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure. . . . .     64


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . . .     64

Item 11.     Executive Compensation. . . . . . . . . . . . .     67

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management . . . . . . . . . . . . .     68

Item 13.     Certain Relationships and Related Transactions.     69


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .     69


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .     71















                                   i

                                    PART I


ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     The registrant, JMB Income Properties, Ltd. - XII (the "Partnership"), is a limited partnership formed in 1984 and currently governed under the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. On August 23, 1985, the Partnership commenced an offering to the public of $100,000,000 (subject to increase by up to $150,000,000) in Limited Partnership Interests (the "Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-96716). A total of 189,679 Interests were sold to the public at $1,000 per Interest and were issued to Investors in fiscal 1986. The offering closed on January 17, 1986. No Investor has made any additional capital contribution after such date. The Investors in the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title and/or through joint venture partnership interests. The Partnership's real estate investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials, or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership agreement, the Partnership is required to terminate on or before October 31, 2035. Accordingly, the Partnership intends to hold the real properties it acquires for investment purposes until such time as sale or other disposition appears to be advantageous. Unless otherwise described, the Partnership expects to hold its properties for long-term investment where, due to current market conditions, it is impossible to forecast the expected holding period. At sale of a particular property, the proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties.

     The Partnership has made the real property investments set forth in the following table:

                                                                      SALE OR DISPOSITION
                                                                      DATE OR IF OWNED
                                                                      AT DECEMBER 31, 1993,
NAME, TYPE OF PROPERTY                                DATE OF         ORIGINAL INVESTED
    AND LOCATION (E)                     SIZE         PURCHASE        CAPITAL PERCENTAGE (A)     TYPE OF OWNERSHIP
- ----------------------                ----------      --------        ----------------------     ---------------------
1. Park Center Financial Plaza
    office buildings
    San Jose, California . .          422,000 sq.ft.  06/20/85         27%                       fee ownership of land and
                                       n.r.a.                                                     improvements (through joint
                                                                                                  venture partnership) (c)(g)
2. Topanga Plaza
    shopping center
    Los Angeles, California.          360,000 sq.ft.  12/31/85         20%                       fee ownership of land and
                                       g.l.a.                                                     improvements (through joint
                                                                                                  venture partnership) (b)(c)(f)
3. 40 Broad Street
    office building
    New York, New York . . .          247,800 sq.ft.  12/31/85         29%                       fee ownership of land and
                                       n.r.a.                                                     improvements (through joint
                                                                                                  venture partnership) (c)
4. Plaza Hermosa Shopping Center
    Hermosa Beach, California          94,900 sq.ft.  09/03/86          8%                       fee ownership of land and
                                        g.l.a.                                                    improvements (b)
5. Mid Rivers Mall
    shopping center
    St. Peters (St. Louis),
    Missouri . . . . . . . .          323,100 sq.ft.  12/12/86        1/30/92                    fee ownership of land and
                                       g.l.a.                                                     improvements (through joint
                                                                                                  venture partnership) (c)(d)
6. First Financial Plaza
    office building
    Encino, California . . .          216,000 sq.ft.  05/20/87         9%                        fee ownership of land and
                                       n.r.a.                                                     improvements (through joint
                                                                                                  venture partnership) (b)(c)(f)

- ---------------

     (a) The computation of this percentage for properties held at December 31, 1993 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

     (b) Reference is made to Note 4 and to Schedule XI filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

     (c) Reference is made to Note 3 for a description of the joint venture partnership through which the Partnership has made this real property investment.

     (d) The Partnership's interest in this property has been sold. Reference is made to Note 6 for a description of the sale of this real property investment.

     (e) Reference is made to Item 8 - Schedules X and XI filed with this annual report for further information concerning real estate taxes and depreciation.

     (f) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

     (g) Reference is made to Note 3 of Notes to Financial Statements of JMB/San Jose Associates and Schedule XI to such financial statements filed with this annual report for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned or advised by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, all of the investment properties held at December 31, 1993 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Managing General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     In January 1992, the Partnership reached agreement with the existing mortgage lender of Topanga Plaza for funding to finance a renovation that was funded in four stages. Reference is made to Note 4(b) for further description of such transaction.

     In January 1994, an earthquake occurred in Los Angeles, California. The approximately 360,000 sq. ft. of mall shops owned by the Topanga Partnership did not suffer major structural damage. The estimated cost of the repairs at Topanga for which the joint venture is responsible is approximately $8.8 million. The majority of this cost will be subject to recovery under the joint venture's earthquake insurance policy after payment of the required deductible. Reference is made to Note 10(b) for further description of such event.

     Reference is made to Note 7 for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1993.

     The Partnership has approximately 16 full-time personnel, performing on-site duties at three of the Partnership's properties, none of whom are officers or directors of the Corporate General Partner of the Partnership.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership owns directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1993 and 1992 for the Partnership's investment properties owned during 1993:

                                                                         1992                            1993
                                                             -------------------------------  ------------------------------
                                                                 At      At      At      At      At      At      At      At
                                            Principal Business  3/31    6/30    9/30   12/31    3/31    6/30    9/30   12/31
                                            ------------------  ----    ----    ----   -----    ----    ----   -----   -----
1.  Park Center Financial Plaza
     San Jose, California. . . . . . . . .  Accounting/
                                            Legal                88%     89%     89%     89%     89%     88%     84%     84%

2.  Topanga Plaza
     Los Angeles, California . . . . . . .  Retail               93%     83%     83%     87%     85%     82%     89%     94%

3.  40 Broad Street
     New York, New York. . . . . . . . . .  Insurance/
                                            Financial Services   82%     82%     82%     82%     82%     82%     67%     79%

4.  Plaza Hermosa Shopping Center
     Hermosa Beach, California . . . . . .  Retail               99%     97%     98%     97%     95%     92%     92%     92%

5.  First Financial Plaza
     Encino (Los Angeles),
     California. . . . . . . . . . . . . .  University/Bank/
                                            Housing Developer    92%     89%     87%     85%     85%     88%  84%(1)  85%(1)
- ----------

     Reference is made to Item 6, Item 7, and Note 7 for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     (1)  The percentage represents physical occupancy.  Mitsubishi (8,109 square feet) vacated its space in July 1993 prior to its lease expiration of January 1997 and continues to pay rent pursuant to its lease obligation.  Including the Mitsubishi lease and recently executed leases, First financial Plaza is 87% and 91% leases as of September 31, 1993 and December 31, 1993, respectively.

ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of holders of Interests during 1992 and 1993.




                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1993, there were 16,270 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any economic aspects of the transaction, will be subject to negotiation by the investor.

     Reference is made to Item 6 below for a discussion of cash distributions to Investors.

ITEM 6.  SELECTED FINANCIAL DATA


                                                 JMB INCOME PROPERTIES, LTD. - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                     YEARS ENDED DECEMBER 31, 1993, 1992, 1991, 1990 AND 1989

                                           (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                                  1993            1992             1991            1990            1989
                                              ------------    ------------      -----------     -----------     -----------
Total income . . . . . . . . . . . . . . .    $ 30,055,775      31,061,115       32,094,290      32,531,243      31,983,979
                                              ============    ============      ===========     ===========     ===========

Operating earnings (loss). . . . . . . . .    $   (213,393)    (18,250,294)     (23,790,221)      6,206,403       6,910,056
Partnership's share of operations of
  unconsolidated ventures. . . . . . . . .      (6,610,269)     (3,123,534)     (10,516,323)        185,014        (997,003)
Venture partners' share of consolidated
  ventures' operations . . . . . . . . . .         785,684       6,090,075        7,580,977      (1,710,015)     (1,788,062)
                                              ------------    ------------      -----------     -----------     -----------

Net operating earnings (loss). . . . . . .      (6,037,978)    (15,283,753)     (26,725,567)      4,681,402       4,124,991

Partnership's share of gain on sale of
  interest in investment property. . . . .           --          5,655,876            --              --              --
                                              ------------    ------------      -----------     -----------     -----------

Net earnings (loss). . . . . . . . . . . .    $ (6,037,978)     (9,627,877)     (26,725,567)      4,681,402       4,124,991
                                              ============    ============      ===========     ===========     ===========

Net earnings (loss) per Interest (b):
  Net operating earnings (loss). . . . . .    $     (31.79)         (80.48)         (140.06)          23.69           20.88
  Partnership's share of gain on sale of
    interest in investment property. . . .           --              29.52            --              --              --
                                              ------------    ------------      -----------     -----------     -----------

  Net earnings (loss) per Interest (b) . .    $     (31.79)         (50.96)         (140.06)          23.69           20.88
                                              ============    ============      ===========     ===========     ===========

Total assets . . . . . . . . . . . . . . .    $195,051,570     201,746,282      193,509,107     235,447,127     244,509,415
Long-term debt . . . . . . . . . . . . . .    $ 87,612,869      69,869,294       51,085,549      51,776,098      52,450,004
Cash distributions per Interest (c). . . .    $      12.50           50.00            35.00           55.00           60.00
                                              ============    ============      ===========     ===========     ===========

- -------------

     (a) The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

     (b) The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of each period (189,684).

     (c) Cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.
/TABLE

SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1993



Property
- --------

Topanga Plaza
Shopping Center    a)     The GLA historical occupancy rate and average base rent per square foot for the last five years were as follows:

                          Year Ending              GLA           Avg. Base Rent Per
                          December 31,        Occupancy Rate (1) Square Foot (2)
                          ------------        -----------------  ------------------

                              1989 . . . . .      95%               $20.90
                              1990 . . . . .      99%                21.66
                              1991 . . . . .      96%                22.53
                              1992 . . . . .      87%                25.11
                              1993 . . . . .      94%                21.13

                   (1) As of December 31 of each year.
                   (2) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                        Base Rent       Scheduled Lease    Lease
                   b)     Significant Tenants            Square Feet    Per Annum       Expiration Date    Renewal Option(s)
                          -------------------            -----------    ---------       ---------------    ------------------

                          None - no single tenant
                          represents more than 10%
                          of the total gross leasable
                          area at the property.

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Topanga Plaza Shopping Center:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1993
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------
                            1994              2               2,000      $  103,100           1.5%
                            1995             21              31,600       1,031,700          15.4%
                            1996              7              16,000         294,100           4.4%
                            1997              7              18,700         446,900           6.6%
                            1998             11              30,600         690,600          10.3%
                            1999              8              16,900         446,000           6.6%
                            2000             14              33,300         847,300          12.6%
                            2001              7              12,800         517,000           7.7%
                            2002             11              40,100       1,025,400          15.3%
                            2003             14              25,200       1,036,700          15.4%

                   (1)  Excludes leases that expire in 1994 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1994.

Property
- --------

First Financial
Plaza Office
Building           a)     The GLA historical occupancy rate and average base rent per square foot for the last five years were as follows:

                          Year Ending              GLA           Avg. Base Rent Per
                          December 31,        Occupancy Rate (1) Square Foot (2)
                          ------------        -----------------  ------------------

                              1989 . . . . .      97%               $25.31
                              1990 . . . . .      91%                31.02
                              1991 . . . . .      92%                29.49
                              1992 . . . . .      85%                30.06
                              1993 . . . . .      85%                30.90

                   (1) As of December 31 of each year.
                   (2) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                        Base Rent       Scheduled Lease    Lease
                   b)     Significant Tenants            Square Feet    Per Annum       Expiration Date    Renewal Option(s)
                          -------------------            -----------    ---------       ---------------    ------------------

                          Pepperdine University          32,090         $928,000        12/1996            4/5 year
                          (University)

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the First Financial Plaza Building:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1993
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------
                            1994             11              33,700      $  872,200          18.1%
                            1995              2               2,400          60,700           1.3%
                            1996              5              47,200       1,334,800          27.7%
                            1997              6              24,300         721,700          15.0%
                            1998             10              28,600         725,600          15.0%
                            1999              1               5,300         108,100           2.2%
                            2000             --               --              --               --
                            2001             --               --              --               --
                            2002             --               --              --               --
                            2003              1               2,400          63,000           1.3%

                   (1)  Excludes leases that expire in 1994 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On August 23, 1985, the Partnership commenced an offering to the public of $100,000,000, subject to increase by up to $150,000,000, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On January 17, 1986, the initial and final closing of the offering was consummated with the dealer manager of the public offering (an affiliate of which is a limited partner of one of the Associate General Partners of the Partnership), and 189,679 Interests were issued by the Partnership, from which the Partnership received gross proceeds of $189,679,000.

     After deducting selling expenses and other offering costs, the Partnership had approximately $171,306,000 with which to make investments in income-producing commercial real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital reserves. A portion of such proceeds was utilized to acquire the properties described in Item 1 above.

     At December 31, 1993, the Partnership had cash and cash equivalents of approximately $1,471,000. Such funds and short-term investments of approximately $21,966,000 are available for working capital requirements including the funding of the Partnership's share of releasing costs and capital improvements at the San Jose, California, New York, New York and Encino, California real property investments. The Partnership and its consolidated ventures have currently budgeted in 1994 approximately $4,271,000 for tenant improvements and other capital expenditures, not including the improvements or additions related to the renovation of Topanga Plaza to be funded through the existing loan as discussed below and in Note 3(c). Such budgeted amounts also exclude the Partnership's share of the January 17, 1994 earthquake repair costs at Topanga Plaza which are estimated to be approximately $2,100,000 (as discussed below and in Note 10(b)). The Partnership's share of such items and its share of similar items for its unconsolidated ventures in 1994 is currently budgeted to be approximately $3,056,000. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. Due to these commitments, the Partnership has reduced the operating distribution beginning with the first quarter 1993. Additionally, as more fully described in Notes 5 and 8, distributions to the General Partners have been deferred in accordance with the subordination requirements of the Partnership agreement. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's investment properties and through the sale of such investments. To the extent that a property does not produce adequate amounts of cash to meet its needs, the Partnership may withdraw funds from the working capital reserve which it maintains. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its Ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     On January 30, 1992, the Partnership through JMB/Mid Rivers Mall Associates, sold its interest in Mid Rivers Mall located in St. Peters, Missouri to an affiliate of an unaffiliated joint venture partner. The Partnership received, in connection with the sale, after all fees, expenses, and joint venture participation, net cash of $13,250,000. See Note 6 for a further description of the transaction.

     Overall cash flow returns at Broad Street for the next few years are expected to be lower than originally projected because an additional 13% of the space currently leased and occupied expires during the next two years. In addition, a tenant, occupying approximately 37,000 square feet (approximately 15% of the building), did not renew its lease when it expired in September 1993. However, subtenants occupying approximately 21,000 square feet whose leases also expired in September 1993 have held over while Broad Street continues to negotiate leases with them. Furthermore, Broad Street has renewed and expanded another tenant, effective July 1, 1993, whose lease was scheduled to expire in December 1994. This tenant has expanded from approximately 18,000 square feet to approximately 35,000 square feet at a market effective rental rate which is lower than its previous lease. The Partnership will continue its aggressive leasing program; however, the downtown New York City market remains extremely competitive due to the significant amount of space available primarily resulting from the layoffs, cutbacks and consolidations by financial service companies and related businesses which dominated this market. In addition to competition for tenants in the downtown Manhattan market from other buildings in the area, there is increasing competition from less expensive alternatives to Manhattan.

In order to enhance the building's competitive position in the marketplace, the joint venture partners have recently completed certain modest upgrades to the building's main lobby and elevators. Rental rates in the downtown market are currently at depressed levels and this can be expected to continue for the foreseeable future while the current vacant space is gradually absorbed. Little, if any, new construction is planned for downtown over the next few years and it is expected that the building will continue to be adversely affected by the lower than originally projected effective rental rates now achieved upon releasing of existing leases which expire over the next few years. Therefore, the JMB/Broad Street joint venture recorded a provision for value impairment at December 31, 1991 to reduce the net book value of 40 Broad Street to $30,000,000 due to the uncertainty of JMB/Broad Street joint venture's ability to recover the net carrying value of the investment property through future operations or sale. An additional provision for value impairment was recorded at December 31, 1992 to further reduce the net book value of the property to the then estimated valuation of $7,800,000.
Reference is made to Notes 1 and 3(d) for further discussion of the current status of this investment property. During 1991, the JMB/Broad Street joint venture was required to pay approximately $1,800,000 in transfer taxes (and related amounts) relating to the original acquisition of this investment property. See Note 3(d).

     In January 1992, the Partnership advanced $575,000 to the JMB/San Jose joint venture for the payment of certain other operating expenses. These monies were paid back to the Partnership by the end of 1992. The venture partners notified the tenants in and invitees to the complex that some of the buildings, particularly the 100-130 Park Center Plaza Buildings and the garage below them, could pose a life safety hazard under certain unusually intense earthquake conditions. While the buildings and the garage were designed to comply with the applicable codes for the period in which they were constructed, and there is no legal requirement to upgrade the buildings for seismic purposes, the venture partners are working with consultants to analyze ways in which such a potential life safety hazard could be eliminated. However, since the costs of both re-leasing space and any seismic program could be substantial, the Partnership has commenced discussions with the appropriate lender for additional loan proceeds to pay for all or a portion of these costs.

     The Partnership is also continuing to discuss terms for a possible loan extension with the mortgage lender on the 150 Almaden and 185 Park Avenue buildings and certain parking areas as the mortgage loan secured by this portion of the complex matured on October 1, 1993 and was extended to December 1, 1993. However, the Partnership and the lender have not been able to agree upon mutually acceptable terms for a loan extension and the lender has accelerated the loan. Should an agreement not be reached and as the Partnership does not have its share of the outstanding loan balance in its reserves in order to retire the loan, it is possible that the lender would exercise its remedies and seek to acquire title to this portion of the complex. Furthermore, should lender assistance be required to fund significant costs at the 100-130 Park Center Plaza buildings but not be obtained, the Partnership has decided not to commit any additional amounts to this portion of the complex since the likelihood of recovering such funds through increased capital appreciation is remote. The result would be that the Partnership would no longer have an ownership interest in this portion of the complex.

     As a result, there is uncertainty about the ability to recover the net carrying value of the property through future operations and sale and accordingly, the JMB/San Jose joint venture has made a provision for value impairment on the 150 Almaden and 185 Park Avenue buildings and certain parking areas of $15,549,935. Such provision at December 31, 1993 is recorded to reduce the net carrying value of these buildings to the then outstanding balance of the related non-recourse financing. Due to the uncertainty of the JMB/San Jose joint venture's ability to recover the net carrying value of those buildings within the investment property through future operations or sale, the JMB/San Jose joint venture had recorded a provision for value impairment at December 31, 1991 of $21,175,127 to reduce the net book value of the 100-130 Park Center Plaza buildings and a certain parking area to an amount equal to the then outstanding balance of the related non-recourse financing. Additionally, at December 31, 1992, the JMB/San Jose joint venture recorded a provision for value impairment of $8,142,152 on certain other portions of the complex to amounts equal to the then outstanding balances of the related non-recourse financing. In the event the lender on any portion of the complex exercised its remedies as discussed above, the result would likely be that JMB/San Jose joint venture would no longer have an ownership interest in such portion. See Note 3(b) for further discussion of this investment property. Tenants occupying approximately 110,000 square feet (approximately 26% of the buildings) of the Park Center Plaza investment property have leases that expire in 1995, for which there can be no assurance of renewals.

     On January 17, 1994, an earthquake occurred in Los Angeles, California. The epicenter was located in the town of Northridge which is approximately 6 miles from Topanga Plaza Shopping Center. Consequently, the entire mall, including the 4 major department stores who own their own buildings, suffered some casualty damage. The approximately 360,000 sq. ft. of mall shops owned by the Topanga Partnership did not suffer major structural damage. The estimated cost of the repairs at Topanga for which the joint venture is responsible is approximately $8.8 million. The majority of this cost will be subject to recovery under the joint venture's earthquake insurance policy after payment of the required deductible. The deductible on the building improvements, furniture and fixtures, and business interruption coverages due to loss of rents is approximately $2.1 million. The Partnership anticipates that it will pay for its share of insurance deductibles from its reserves without any material effect on its projected operations for 1994. As of the date of this report, 97 of the malls 114 shops have opened, and the remaining shops are expected to open during the upcoming weeks as tenants complete their repairs. Only one of the four major department stores has been able to open and it may take several weeks or months before the entire center is open and operating. The earthquake will result in some adverse effect on the operations of the center in the near term; the extent and length of which is not presently determinable.

     The Partnership and its joint venture partner completed a renovation at the Topanga Plaza Shopping Center during 1992 of approximately $40,000,000.
In conjunction with this renovation and remerchandising, the Partnership secured an extension of the operating covenant for the Nordstrom's department store to the year 2000 from an original expiration date in 1994. In addition, the Broadway store has also committed to operate in the center until the year 2000. The Partnership and its joint venture partner have refinanced the existing mortgage notes with replacement financing from the existing mortgage holder in the aggregate amount of approximately $59,000,000 which was funded in four stages. See Note 4(b) for further discussion of the refinancing of this loan.

     The Plaza Hermosa Shopping Center was developed with proceeds raised through a municipal bond financing. This financing is secured by a letter of credit facility which is ultimately secured by a deed of trust on the property. The letter of credit facility expired December 31, 1993; however, the Partnership signed an agreement with the holder of the letter of credit to extend its expiration date to June 30, 1994. The Partnership is currently evaluating its alternatives, including seeking an extension of the existing letter of credit, replacing the bond financing with a conventional mortgage or retiring the debt with current cash reserves. The existing bond financing is due and payable upon the expiration of the letter of credit, and accordingly, has been classified as a current liability at December 31, 1993. There can be no assurance that any such replacement financing will be secured. This property did not sustain any significant damage in connection with the January 17, 1994 Los Angeles earthquake.

     In 1995, the leases of tenants occupying approximately 33,000 square feet (approximately 35% of the property) at the Plaza Hermosa Shopping Center expire. Although the Partnership has received indications that some of these tenants will renew, there can be no assurance that such renewals will take place.

     In July 1993, at the First Financial Plaza office building, a tenant, Mitsubishi vacated its approximate 8,100 square feet prior to its lease expiration of January 1997 and continues to pay rent pursuant to its lease obligation. In 1994, leases representing approximately 20% of the leasable square footage are scheduled to expire. Although renewal discussions with the majority of these tenants have been favorable, there can be no assurance that these tenants will review their leases upon expiration. The Los Angeles office market in general and the Encino submarket in particular have become extremely competitive resulting in higher rental concession granted to tenants and flat or decreasing market rental rates. Furthermore, due to the recession in southern California and to concern regarding tenants' ability to perform under current lease terms, the venture has granted rent deferrals and other forms of rent relief to several tents including First Financial Housing, an affiliate of the unaffiliated venture partner. The property incurred minimal damage as a result of the earthquake in southern California on January 17, 1994.

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     In response to the weakness of the economy and the limited amount of available real estate financing in particular, the Partnership is taking steps to preserve its working capital. Therefore, the Partnership is carefully scrutinizing the appropriateness of any discretionary expenditures, including the possible reduction of future distributions, particularly in relation to the amount of working capital it has available. By conserving working capital, the Partnership will be in a better position to meet future needs of its properties without having to rely on external financing sources.

RESULTS OF OPERATIONS

     The increase in short-term investments, long-term debt and advances from affiliate and the decrease in construction costs payable and other long-term liabilities at December 31, 1993 as compared to December 31, 1992 is primarily due to the receipt of the funds advanced of approximately $735,000 by the joint venture partner at the Topanga Plaza and the receipt and use of the refinancing proceeds of the long-term debt related to the renovation at the Topanga Plaza as discussed above. The third funding of the refinancing of $18,400,000 was received on February 2, 1993, of which approximately $9,900,000 was used to payoff the other long-term liabilities and approximately $7,001,000 was used to paydown construction payables.

     The increase in rents and other receivables at December 31, 1993 as compared to December 31, 1992 is primarily due to the timing of payment of certain tenant receivables of $292,000 at the Los Angeles, California investment property.

     The increase in escrow deposits at December 31, 1993 as compared to December 31, 1992 is primarily due to the escrowing of funds for improvements as a result of a renewal and expansion of a certain tenant's space at 40 Broad Street.
     The increase in buildings and improvements at December 31, 1993 as compared to December 31, 1992 is primarily due to additions and expansion of a certain tenant's space of approximately $1,552,000 at 40 Broad Street, approximately $663,000 at the Topanga Plaza as a result of the renovation and re-merchandising of the property and approximately $430,000 at the First Financial Plaza.

     The decrease in investment in unconsolidated ventures at December 31, 1993 as compared to December 31, 1992 and the decrease in the Partnership's share of operations of unconsolidated ventures for the twelve months ended December 31, 1993 as compared to the twelve months ended December 31, 1992 is primarily due to the JMB/San Jose joint venture recording at September 30, 1993 a provision for value impairment of $15,549,935 (of which the Partnership's share is $7,774,968) to reduce the net carrying value of the 150 Almaden and 185 Park Avenue buildings and certain parking areas to the then outstanding balance of the related non-recourse financing. The increase in the Partnership's share of operations of unconsolidated ventures for the twelve months ended December 31, 1992 as compared to the twelve months ended December 31, 1991 was primarily due to the Partnership's share of the provisions for value impairment recorded in 1991 at the San Jose, California investment property, partially offset in 1992 by the effect of an additional provision for value impairment recorded at December 31, 1992. See note 3(b).

     The increase in accrued rents receivable at December 31, 1993 as compared to December 31, 1992 is primarily due to rents accrued ratably over the term of the lease rather than as paid at Topanga Plaza.

     The increase in deferred expenses, and the corresponding increase of amortization of deferred expense for the twelve months ended and at December 31, 1993 as compared to December 31, 1992 is primarily due to the capitalization of certain expenses related to the renovation of Topanga Plaza.

     The decrease in accrued interest at December 31, 1993 as compared to December 31, 1992 is primarily due to the new loan of $59,000,000 effective June 1, 1993 at the Topanga Plaza (see Note 3(c)).

     The decrease in rental income for the twelve months ended December 31, 1993 as compared to the twelve months ended December 31, 1992 and 1991 is primarily due to decreased effective rents at the New York, New York investment property, lower occupancy at Plaza Hermosa and First Financial in 1993 and due to lower occupancy in 1992 at Topanga Plaza caused by the renovation as discussed in Note 3(c).

     The decrease in interest income for the twelve months ended December 31, 1993 as compared to December 31, 1992 is primarily due to a decrease in the interest rates earned on U.S. Government obligations in 1993. Interest income increased for the twelve months ended December 31, 1992 as compared to the twelve months ended December 31, 1991 primarily due to the investment of the Mid Rivers sale proceeds in U.S. Government obligations in 1992.

     Mortgage and other interest expense increased for the twelve months ended December 31, 1993 as compared to 1992 primarily due to the fundings by the Topanga mortgage lender of $16,000,000 in December 1992, $18,400,000 in February 1993 and $14,000,000 in June 1993 as more fully described in Note 4(b).

     Depreciation expense increased for the twelve months ended December 31, 1993 as compared to 1992 due to the increase in building and improvements at 40 Broad Street, Topanga Plaza and First Financial Plaza. Depreciation expense decreased for the twelve months ended December 31, 1992 as compared to December 31, 1991 primarily due to the lower basis of assets at the New York, New York investment property due to the $28,870,198 provision for value impairment recorded at December 31, 1991.

     Venture partners' share of consolidated ventures' operations decreased for the twelve months ended December 31, 1993 as compared to the twelve months ended December 31, 1992 primarily due to decreased earnings at the Topanga Plaza as a result of the renovation and re-merchandising as discussed above.

     Partnership's share of gain on sale of interest in investment property of $5,655,876 decreased for the twelve months ended December 31, 1993 as compared to the twelve months ended December 31, 1992 due to the sale of the Partnership's interest in Mid Rivers in January, 1992 (see Note 6).

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     To the extent that inflation in future periods does have an adverse impact on property operating expenses, the effect will generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect on operating earnings if the properties remain substantially occupied. In addition, substantially all of the leases at the Partnership's shopping center investments contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.

     Future inflation may also cause capital appreciation of the Partnership's investment properties over a period of time to the extent that rental rates and replacement costs of properties increase.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   JMB INCOME PROPERTIES, LTD. - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                                 INDEX


Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1993 and 1992
Consolidated Statements of Operations, years ended December 31, 1993,
  1992 and 1991
Consolidated Statements of Partners' Capital Accounts, years ended
  December 31, 1993, 1992 and 1991
Consolidated Statements of Cash Flows, years ended December 31, 1993,
  1992 and 1991
Notes to Consolidated Financial Statements

                                                               Schedule
                                                               --------

Supplementary Income Statement Information                          X
Consolidated Real Estate and Accumulated Depreciation              XI


Schedules not filed:

     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.




                        JMB/SAN JOSE ASSOCIATES
                        (A GENERAL PARTNERSHIP)

                                 INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1993 and 1992
Statements of Operations, years ended December 31, 1993, 1992 and 1991 Statements of Partners' Capital Accounts, years ended December 31, 1993,
  1992 and 1991
Statements of Cash Flows, years ended December 31, 1993, 1992 and 1991 Notes to Financial Statements.


                                                               Schedule
                                                               --------

Supplementary Income Statement Information                          X
Real Estate and Accumulated Depreciation                           XI

Schedules not filed:

     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.







                     INDEPENDENT AUDITORS' REPORT



The Partners
JMB INCOME PROPERTIES, LTD. - XII:

     We have audited the consolidated financial statements of JMB Income Properties, Ltd. - XII (a limited partnership) and consolidated ventures as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - XII and consolidated ventures at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.






                                        KPMG PEAT MARWICK




Chicago, Illinois
March 25, 1994

                                                        JMB INCOME PROPERTIES, LTD. - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                                    CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER 31, 1993 AND 1992

                                                              ASSETS
                                                              ------
                                                                                                           1993           1992
                                                                                                       ------------   -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  1,470,860     2,330,824
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21,966,316    19,658,292
  Rents and other receivables, net of allowance for doubtful accounts of $481,694 in 1993 and
    $688,549 in 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,025,743     1,580,237
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      267,718       222,793
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,393,527     1,024,731
                                                                                                       ------------   -----------

          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27,124,164    24,816,877
                                                                                                       ------------   -----------

Investment properties, at cost (notes 2, 3 and 4) - Schedule XI:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23,074,253    23,074,253
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  176,419,717   173,014,447
                                                                                                       ------------   -----------

                                                                                                        199,493,970   196,088,700
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   41,724,753    36,188,622
                                                                                                       ------------   -----------

          Total investment properties, net of accumulated depreciation . . . . . . . . . . . . . . . .  157,769,217   159,900,078

Investment in unconsolidated ventures, at equity (notes 1, 3 and 9). . . . . . . . . . . . . . . . . .    3,720,296    11,330,565
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,788,858     4,147,807
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,649,035     1,550,955
                                                                                                       ------------   -----------

                                                                                                       $195,051,570   201,746,282
                                                                                                       ============   ===========
                                                 JMB INCOME PROPERTIES, LTD. - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                                    CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER 31, 1993 AND 1992


                                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                            ------------------------------------------
                                                                                                           1993           1992
                                                                                                       ------------   -----------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  6,972,571     6,737,369
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      969,433       930,006
  Construction costs payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      537,400     7,000,944
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --          160,105
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,803        34,001
                                                                                                       ------------   -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8,497,207    14,862,425
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      410,232       376,860
Long-term debt, less current portion (note 4). . . . . . . . . . . . . . . . . . . . . . . . . . . . .   87,612,869    69,869,294
Advances from affiliates (note 3(c)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      735,000         --
Other long-term liabilities (note 3(c)). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --        9,650,000
                                                                                                       ------------   -----------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   97,255,308    94,758,579
Venture partners' subordinated equity in ventures (note 3) . . . . . . . . . . . . . . . . . . . . . .   22,872,422    23,642,980
Partners' capital accounts (notes 1 and 5):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,123        11,123
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      642,630       650,900
                                                                                                       ------------   -----------
                                                                                                            653,753       662,023
                                                                                                       ------------   -----------
  Limited partners (189,684 interests):
      Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . . . . . . . . . .  171,306,452   171,306,452
      Cumulative net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (23,784,830)  (17,755,122)
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (73,251,535)  (70,868,630)
                                                                                                       ------------   -----------
                                                                                                         74,270,087    82,682,700
                                                                                                       ------------   -----------
          Total partners' capital accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   74,923,840    83,344,723
                                                                                                       ------------   -----------
Commitments and contingencies (notes 3, 6 and 9)
                                                                                                       $195,051,570   201,746,282
                                                                                                       ============   ===========

                                   See accompanying notes to consolidated financial statements.

                                                 JMB INCOME PROPERTIES, LTD. - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                        1993            1992             1991
                                                                                     -----------     -----------      -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $29,224,716      30,049,260       31,366,275
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         831,059       1,011,855          728,015
                                                                                     -----------     -----------      -----------
                                                                                      30,055,775      31,061,115       32,094,290
                                                                                     -----------     -----------      -----------
Expenses (Schedule X):
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . .       9,137,379       5,922,611        5,852,976
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,739,255       4,811,235        5,684,994
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . .      14,074,577      14,475,393       14,298,379
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         307,769         385,726          327,991
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .         787,304         456,673          499,231
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . .         222,884         351,165          350,742
  Provision for value impairment (note 1). . . . . . . . . . . . . . . . . . . .           --         22,908,606       28,870,198
                                                                                     -----------     -----------      -----------
                                                                                      30,269,168      49,311,409       55,884,511
                                                                                     -----------     -----------      -----------
          Operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (213,393)    (18,250,294)     (23,790,221)
Partnership's share of operations of unconsolidated ventures (notes 1, 3 and 9).      (6,610,269)     (3,123,534)     (10,516,323)
Venture partners' share of consolidated ventures' operations (notes 1 and 3) . .         785,684       6,090,075        7,580,977
                                                                                     -----------     -----------      -----------
          Net operating loss . . . . . . . . . . . . . . . . . . . . . . . . . .      (6,037,978)    (15,283,753)     (26,725,567)
Partnership's share of gain on sale of interest in investment property (notes 3 and 6)     --          5,655,876            --
                                                                                     -----------     -----------      -----------
          Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $(6,037,978)     (9,627,877)     (26,725,567)
                                                                                     ===========     ===========      ===========
Net loss per limited partnership interest (note 1):
  Net operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    (31.79)         (80.48)         (140.06)
  Partnership's share of gain on sale of interest in investment property . . . .           --              29.52            --
                                                                                     -----------     -----------      -----------
          Net loss per limited partnership interest (note 1) . . . . . . . . . .     $    (31.79)         (50.96)         (140.06)
                                                                                     ===========     ===========      ===========



                                   See accompanying notes to consolidated financial statements.

                                                 JMB INCOME PROPERTIES, LTD. - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                          GENERAL PARTNERS                          LIMITED PARTNERS (189,684 INTERESTS)
                     -------------------------------------------------------      ----------------------------------------------
                                                                              CONTRI-
                                                                              BUTIONS
                                  NET                                         NET OF         NET
                    CONTRI-     EARNINGS        CASH                         OFFERING     EARNINGS        CASH
                    BUTIONS      (LOSS)     DISTRIBUTIONS      TOTAL          COSTS        (LOSS)     DISTRIBUTIONS       TOTAL
                    -------    ----------   -------------   -----------    -----------   ----------   -------------    -----------
Balance at
 December 31, 1990 .$11,123       769,969            --        781,092    171,306,452    18,479,253    (54,664,876)   135,120,829
Cash distributions
 ($35.00 per
 limited partnership
 interest) . . . . .   --            --              --            --           --            --        (6,672,134)    (6,672,134)
Net loss (note 5). .   --        (157,594)           --       (157,594)         --      (26,567,973)          --      (26,567,973)
                    -------     ---------        -------      --------    -----------   -----------    -----------    -----------
Balance at
 December 31, 1991 . 11,123       612,375            --        623,498    171,306,452    (8,088,720)   (61,337,010)   101,880,722
Cash distributions
 ($50.00 per
 limited partnership
 interest) . . . . .   --           --               --          --             --            --        (9,531,620)    (9,531,620)
Net earnings (loss)
  (note 5) . . . . .   --          38,525            --         38,525          --       (9,666,402)         --        (9,666,402)
                    -------     ---------        -------      --------    -----------   -----------    -----------    -----------
Balance at
 December 31, 1992 . 11,123       650,900            --        662,023    171,306,452   (17,755,122)   (70,868,630)    82,682,700
Cash distributions
 ($12.50 per
 limited partnership
 interest) . . . . .   --           --               --          --             --            --        (2,382,905)    (2,382,905)
Net loss (note 5). .   --          (8,270)           --         (8,270)         --       (6,029,708)        --         (6,029,708)
                    -------     ---------        -------      --------    -----------   -----------    -----------    -----------
Balance at
 December 31, 1993 .$11,123       642,630            --        653,753    171,306,452   (23,784,830)   (73,251,535)    74,270,087
                    =======     =========        =======      ========    ===========   ===========    ===========    ===========

                                   See accompanying notes to consolidated financial statements.

                                                 JMB INCOME PROPERTIES, LTD. - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                        1993            1992             1991
                                                                                     -----------     -----------      -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $(6,037,978)     (9,627,877)     (26,725,567)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,739,255       4,811,235        5,684,994
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . .         787,304         456,673          499,231
    Partnership's share of operations and gain on sale of interest in investment property of unconsolidated ventures,
      net of distributions . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,610,269        (746,754)      13,552,998
    Venture partners' share of ventures' operations. . . . . . . . . . . . . . .        (785,684)     (6,090,075)      (7,580,977)
    Provisions for value impairment (note 1) . . . . . . . . . . . . . . . . . .           --         22,908,606       28,870,198

  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . .        (445,506)       (716,723)         639,015
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (44,925)       (128,694)           1,459
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (368,796)       (257,704)           --
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . .         (98,080)       (321,480)         140,247
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          39,427        (290,092)         210,108
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (160,105)        154,719          (18,883)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . .           --              --             (84,343)
    Unearned rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (16,198)        (12,569)        (365,223)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .          33,372         (76,452)        (103,605)
                                                                                     -----------     -----------      -----------

          Net cash provided by operating activities. . . . . . . . . . . . . . .       5,252,355      10,062,813       14,719,652
                                                                                     -----------     -----------      -----------

Cash flows from investing activities:
  Net purchases of short-term investments. . . . . . . . . . . . . . . . . . . .      (2,308,024)     (8,373,546)        (207,654)
  Additions to investment properties, net of related payables. . . . . . . . . .     (10,071,938)    (29,696,904)      (5,076,870)
  Partnership's distributions from unconsolidated ventures . . . . . . . . . . .       1,000,000      13,250,000           --
  Partnership's contributions to unconsolidated ventures . . . . . . . . . . . .           --           (753,750)      (1,075,750)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . .      (1,428,355)     (1,606,048)        (574,385)
                                                                                     -----------     -----------      -----------

          Net cash used in investing activities. . . . . . . . . . . . . . . . .     (12,808,317)    (27,180,248)      (6,934,659)
                                                                                     -----------     -----------      -----------

                                                        JMB INCOME PROPERTIES, LTD. - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                        1993            1992             1991
                                                                                     -----------     -----------      -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . .        (421,223)     (1,769,435)        (646,534)
  Increase (decrease) in other long-term liabilities . . . . . . . . . . . . . .      (9,650,000)      6,549,513        1,829,243
  Proceeds from refinancings of debt (note 4(b)) . . . . . . . . . . . . . . . .      18,400,000      26,600,000            --
  Advances from affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .         735,000      (1,490,000)         (63,300)
  Venture partners' contributions to venture . . . . . . . . . . . . . . . . . .         150,126         242,420          834,449
  Distributions to venture partners. . . . . . . . . . . . . . . . . . . . . . .        (135,000)     (2,406,641)      (3,340,956)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . .      (2,382,905)     (9,531,620)      (6,672,134)
                                                                                     -----------     -----------      -----------

          Net cash provided by (used in) financing activities. . . . . . . . . .       6,695,998      18,194,237       (8,059,232)
                                                                                     -----------     -----------      -----------

          Net increase (decrease) in cash and cash equivalents . . . . . . . . .     $ (859,964)       1,076,802         (274,239)
                                                                                     ===========     ===========      ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized. . . . .     $ 9,297,484       5,965,889        5,871,859
                                                                                     ===========     ===========      ===========
  Total proceeds from sale of investment property, net of selling expenses . . .     $     --         30,909,086            --
  Assumption of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .           --         17,659,086            --
                                                                                     -----------     -----------      -----------
  Cash proceeds from sale of the Partnership's interest in
    investment properties, net of selling expenses . . . . . . . . . . . . . . .     $     --         13,250,000            --
                                                                                     ===========     ===========      ===========











                                   See accompanying notes to consolidated financial statements.

                      JMB INCOME PROPERTIES, LTD. - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its ventures, Topanga Plaza Partnership ("Topanga"), JMB-40 Broad Street Associates ("Broad Street"), JMB First Financial Associates ("First Financial") and First Financial's venture, JMB Encino Partnership, ("Encino") (note 3). The effect of all transactions between the Partnership and its ventures have been eliminated in the consolidated financial statements. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's venture interests in JMB/San Jose Associates ("San Jose"), JMB/Mid Rivers Mall Associates ("JMB/Rivers") and JMB/Rivers' venture, Mid Rivers Mall Associates, L.P. ("Mid Rivers"). Accordingly, the accompanying consolidated financial statements do not include the accounts of San Jose, JMB/Rivers and Mid Rivers. The Partnership, through JMB/Rivers sold its interest in Mid Rivers mall in January 1992.

     Certain amounts in the 1992 and 1991 consolidated financial statements have been reclassified to conform with the 1993 presentation.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1993 and 1992 is summarized as follows:

                                                 JMB INCOME PROPERTIES, LTD. - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




                                                                             1993                             1992
                                                             ------------------------------   ------------------------------
                                                                GAAP BASIS       TAX BASIS       GAAP BASIS       TAX BASIS
                                                               ------------     -----------     ------------     -----------

Total assets . . . . . . . . . . . . . . . . . . . . . . .    $195,051,570      129,228,260     201,746,282     135,859,733

Partners' capital accounts
 (deficits) (note 5):
  General partners . . . . . . . . . . . . . . . . . . . .         653,753         (928,062)        662,023        (757,607)
  Limited partners . . . . . . . . . . . . . . . . . . . .      74,270,087      123,691,731      82,682,700     130,165,563

Net earnings (loss) (note 5):
  General partners . . . . . . . . . . . . . . . . . . . .          (8,270)        (170,455)         38,525          36,226
  Limited partners . . . . . . . . . . . . . . . . . . . .      (6,029,708)      (4,090,927)     (9,666,402)      6,732,608

Net earnings (loss) per limited partnership interest . . .          (31.79)          (21.57)         (50.96)          35.49
                                                               ============     ===========     ===========     ===========


                      JMB INCOME PROPERTIES, LTD. - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (189,684).

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these financial statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($0 and $1,985,253 at December 31, 1993 and 1992, respectively) as cash equivalents with any remaining amounts reflected as short-term investments.

     Deferred expenses consist primarily of commitment fees and loan related costs which are amortized over the term of the related mortgage loans, and lease commissions which are amortized over the term of the related leases, using the straight-line method. Also included in deferred expenses are certain other charges which are amortized over the expected recovery period.

     Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due and/or increases in the minimum lease payments over the term of the lease, rental income is accrued for the full period of occupancy on a straight-line basis.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires entities with total assets exceeding $150 million at December 31, 1993 to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. The debt, with a carrying balance of $94,585,440, has been calculated to have an SFAS 107 value of $101,959,833 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment and the inability to obtain comparable financing due to current levels of debt, previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported. (See note 4.) The Partnership has no other significant financial instruments.

     In response to the significant vacancy levels coupled with the depressed rental rates in the downtown New York market, the JMB/Broad Street joint venture, as a matter of prudent accounting practice, has recorded provisions for value impairment on 40 Broad Street Office Building of $28,870,198 and $22,908,606 at December 31, 1991 and 1992, respectively. Such provisions were recorded to reduce the net basis of the investment property to $7,800,000 at December 31, 1992. Reference is made to note 3(d) for further discussion of the current status of this investment property.

                      JMB INCOME PROPERTIES, LTD. - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     Additionally, in response to the uncertainties relating to the JMB/San Jose joint venture's ability to recover the net carrying value of certain buildings within the Park Center Plaza investment property through future operations or sale, the JMB/San Jose joint venture, as a matter of prudent accounting practice, has recorded a provision for value impairment on certain parcels within the complex of $21,175,127. Such provision, made as of December 31, 1991, was recorded to reduce the net basis of the 100 Park Center Plaza Buildings and a certain parking area to the then outstanding balance of the related non-recourse debt. Additionally, a provision for value impairment of $8,142,152 was recorded at December 31, 1992 on certain other portions of the complex to reduce the net basis of these portions to the outstanding balance of the related non-recourse debt at December 31, 1992. Furthermore, a provision for value impairment on the 150 Almaden and 185 Park Avenue buildings and certain parking areas of $15,549,935 was recorded at September 30, 1993 to reduce the net to the then outstanding balance of the related non-recourse debt. Reference is made to note 3(b) for further discussion of the current status of this investment property.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the investors rather than the Partnership.

However, in certain circumstances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.


(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through joint ventures (note 3), three shopping centers, two office buildings and an office complex. The Partnership sold, through JMB/Rivers, its interest in Mid Rivers Mall in January 1992. All of the remaining properties were in operation at December 31, 1993. The cost of the investment properties represents the total cost to the Partnership or its consolidated ventures plus miscellaneous acquisition costs.

     Depreciation on the properties has been provided over the estimated useful lives of the various components as follows:

                                                  YEARS
                                                  -----

      Building and improvements -- straight-line    30
      Personal property -- straight-line . . . .     5
                                                    ==


     Maintenance and repairs are generally charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     Certain investment properties are pledged as security for the long-term debt, for which there is no recourse to the Partnership, as described in note
4.                      JMB INCOME PROPERTIES, LTD. - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     (b)  Plaza Hermosa Shopping Center

     During September 1986, the Partnership acquired a multi-building neighborhood shopping center in Hermosa Beach, California. The Partnership's purchase price for the shopping center was $18,290,000, of which $11,890,000 was paid in cash at closing. The balance of the purchase price is represented by bond financing in the amount of $6,400,000 (note 4). This financing is secured by a letter of credit facility which is ultimately secured by a deed of trust on the property. The letter of credit facility expired December 31, 1993; however, the Partnership signed an agreement with the issuer of the letter of credit to extend its expiration date to June 30, 1994. The Partnership is currently evaluating its alternatives, including seeking an extension of the existing letter of credit, replacing the bond financing with a conventional mortgage or retiring the debt with current cash reserves. The existing bond financing is due and payable upon the expiration of the letter of credit, and accordingly, has been classified as a current liability at December 31, 1993. There can be no assurance that any such replacement financing will be secured.

     The property is managed by an affiliate of the General Partners of the Partnership for a fee calculated as 4% of gross receipts of the property.

(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at December 31, 1993 is a party to four operating venture agreements (the Partnership, through JMB/Rivers, sold its interest in Mid Rivers Mall in January 1992) and has made capital contributions to the respective ventures as discussed below. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a General Partner, the Partnership may be required to make additional cash contributions to the ventures.

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     (b)  San Jose

     The Partnership has acquired, through San Jose, an interest in an existing office building complex in San Jose, California (Park Center Financial Plaza). San Jose acquired nine office buildings and two parking garage structures in June 1985 for a purchase price of approximately $32,472,000 subject to long-term indebtedness of approximately $6,347,000. All of the properties were in operation when acquired.

     In addition, in May 1986, San Jose purchased an additional office building (150 Almaden) and a parking and retail building (185 Park Avenue) in the Park Center Financial Plaza complex for a total purchase price of approximately $47,476,000. In conjunction with the acquisitions, San Jose reserved approximately $31,590,000 to fund debt service, leasing commissions, and capital and tenant improvements.

                      JMB INCOME PROPERTIES, LTD. - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     In September 1986, San Jose obtained a mortgage loan in the amount of $25,000,000 secured by the 150 Almaden and 185 Park Avenue buildings and certain parking areas. The outstanding principal balance, which is non-amortizing, bears interest at the rate of 9.5% per annum and had a scheduled maturity in October 1993 and was extended to December 1, 1993.

     The property is managed by an affiliate of the General Partners of the Partnership for a fee calculated as 3% of gross receipts.

     The partners of San Jose are the Partnership and JMB Income Properties, Ltd.-XI, another partnership sponsored by the Managing General Partner of the Partnership ("JMB-XI"). The terms of San Jose's partnership agreement generally provide that contributions, distributions, cash flow, sale or refinancing proceeds and profits and losses will be distributed or allocated to the Partnership in their respective 50% ownership percentages.

     In 1991, all remaining amounts originally set aside by the Partnership to fund debt service, leasing commissions and capital and tenant improvement costs at Park Center Financial Plaza were utilized. In January 1992, the Partnership advanced $575,000 to the JMB/San Jose joint venture for the payment of certain operating expenses. These monies were paid back to the Partnership by the end of 1992. However, since the costs of both re-leasing space and any seismic program could be substantial, the Partnership has commenced discussions with the appropriate lender for additional loan proceeds to pay for all or a portion of these costs. The venture is also continuing to discuss terms for a possible loan extension with the mortgage lender on the 150 Almaden and 185 Park Avenue buildings and certain parking areas as the mortgage loan secured by this portion of the complex matured in October 1993 and was extended to December 1, 1993. However, the Partnership and the lender have not been able to agree upon mutually acceptable terms for a loan extension and the lender has accelerated the loan. Should an agreement not be reached and as the venture does not have its share of the outstanding loan balance in its reserves in order to retire the loan, it is possible that the lender would exercise its remedies and seek to acquire title to this portion of the complex. Furthermore, should lender assistance be required to fund significant costs at the 100-130 Park Center Plaza buildings but not be obtained, the venture has decided not to commit any additional amounts to this portion of the complex since the likelihood of recovering such funds through
increased capital appreciation is remote.   The result would be that the
Partnership would no longer have an ownership interest in this portion of the complex.

     As a result, there is uncertainty about the ability to recover the net carrying value of the property through future operations and sale and accordingly, the JMB/San Jose joint venture has made a provision for value impairment on the 150 Almaden and 185 Park Avenue buildings and certain parking areas of $15,549,935. Such provision at September 30, 1993 was recorded to reduce the net carrying value of these buildings to the then outstanding balance of the related non-recourse financing. Due to the uncertainty of the JMB/San Jose joint venture's ability to recover the net carrying value of those buildings within the investment property through future operations or sale, the JMB/San Jose joint venture recorded a provision for value impairment at December 31, 1991 of $21,175,127 to reduce the net book value of the 100-130 Park Center Plaza buildings and a certain parking area to an amount equal to the then outstanding balance of the related non-recourse financing. Additionally, at December 31, 1992, the JMB/San Jose joint venture recorded a provision for value impairment of $8,142,152 on certain other portions of the complex to amounts equal to the then outstanding balances of the related non-recourse financing. In the event the lender on any portion of the complex exercised its remedies as discussed above, the result would likely be that JMB/San Jose joint venture would no longer have an ownership interest in such portion.

                      JMB INCOME PROPERTIES, LTD. - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


    (c)  Topanga

     In December 1985, the Partnership acquired, through a joint venture partnership with an affiliate of the developer, a 58% interest in an existing two-level enclosed mall regional shopping center known as Topanga Plaza in the Woodland Hills area of Los Angeles, California. The aggregate purchase price for the Partnership's interest in the venture was approximately $25,263,000, which was paid in cash at closing. Under the terms of the joint venture agreement, the Partnership generally will be allocated or distributed 58% of profits and losses, cash flow from operations and sale or refinancing proceeds.

     The shopping center is subject to a long-term management agreement with an affiliate of the joint venture partner. Under the terms of the management agreement, the manager is entitled to receive a management fee based on a formula which relates to direct and general overhead costs and expenses incurred in the operation of the property.

     In 1990, the Topanga joint venture reached an agreement with an existing major department store to lease approximately 24,600 square feet of the department store owned retail space for a minimum term of ten years.
Subleases have been executed with retail tenants for all of the leasable area within this space. Topanga paid approximately $1,600,000 (all of which was funded by December 31, 1991) for tenant improvements, leasing costs and other expenditures related to the sublease space. Topanga has funded these costs through advances by an affiliate of the venture partner which bore interest at approximately 9% as of December 31, 1991. In 1991, $272,367 of this interest was capitalized as construction period interest. Such advances were repaid in connection with the initial funding of the new mortgage, see note 4(b) for further discussion.

     The Partnership and its joint venture partner completed a renovation of the Topanga Plaza Shopping Center during 1992. In conjunction with this renovation, the Partnership secured an extension of the operating covenant for the Nordstrom's department store to the year 2000 from an original expiration date in 1994. In addition, the Broadway store has also committed to operate in the center until the year 2000. The Partnership and its joint venture partner have refinanced the existing mortgage notes with replacement financing from the existing mortgage holder in the amount of approximately $59,000,000 which was funded in four stages. See Note 4(b) for a discussion of such refinancing. The joint venture partner has agreed to advance the joint venture funds for expenses incurred for certain redevelopment costs related to the expansion of Topanga Plaza. The balance of these advances was $735,000 at December 31, 1993. Such advances will be repaid to the joint venture partner as funds are made available from operations. Construction period interest of approximately $130,620 and $1,035,000, has been capitalized for the years ended December 31, 1993 and 1992, respectively.

     The shopping center is subject to fire, life and safety code and ordinance requirements, which have changed since the property's original construction. Accordingly, the Partnership intends to comply with such revised regulations and fund such retrofit costs. In conjunction with the renovation, a substantial portion of such retrofit costs have been completed. The Partnership will fund any remaining costs from operations over the next several years, as tenant leases expire, until the entire building conforms to such requirements.

                      JMB INCOME PROPERTIES, LTD. - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     (d)  Broad Street

     During December 1985, the Partnership acquired, through Broad Street, a joint venture with JMB Income Properties, Ltd.-X, a partnership sponsored by an affiliate of the Managing General Partner, a 68.56% interest in an existing 24-story office building located at 40 Broad Street in New York, New York. Broad Street's purchase price for the building, which was paid in cash at closing, was approximately $65,100,000 of which the Partnership provided approximately $44,630,000.

     The Partnership will be allocated or distributed profits and losses, cash flow from operations and sale or refinancing proceeds in the ratio of its capital contributions to Broad Street which is 68.56%.

     During 1991, Broad Street was required to pay $1,797,827 for an assessed transfer tax related to the original acquisition of the investment property. Of this amount, the Partnership funded $1,232,560. A portion of the amount, $990,000, was capitalized in 1991. The remaining amount, $807,827, was reflected in the results of operations as penalty and interest.

     The downtown New York City market remains extremely competitive due to the significant amount of space available primarily resulting from the layoffs, cutbacks and consolidations by financial service companies and related businesses which dominated this market. Rental rates in the downtown market are currently at depressed levels and this can be expected to continue for the foreseeable future while the current vacant space is gradually absorbed. Little, if any, new construction is planned for downtown over the next few years and it is expected that the building will continue to be adversely affected by the lower than originally projected effective rental rates now achieved upon releasing of existing leases which expire over the next few years. Therefore, the JMB/Broad Street joint venture recorded a provision for value impairment at December 31, 1991 to reduce the net book value of 40 Broad Street to $30,000,000 due to the uncertainty of JMB/Broad Street joint venture's ability to recover the net carrying value of the investment property through future operations or sale. An additional provision for value impairment was recorded at December 31, 1992 to further reduce the net book value of the property to the then estimated valuation of $7,800,000.

     The property is managed by an affiliate of the General Partners of the Partnership for a fee calculated as 2% of gross receipts of the property.

     (e)  JMB/Rivers

     In December 1986, the Partnership and JMB Income Properties, Ltd.-XIII (a partnership sponsored by an affiliate of the Managing General Partner, "JMB-XIII") formed JMB/Rivers, which entered into a joint venture ("Mid Rivers") with an affiliate of the developer ("Venture Partner") and acquired an interest in an enclosed regional shopping center then under construction in St. Peters, Missouri, known as Mid Rivers Mall. Under the terms of the venture agreement, JMB/Rivers contributed approximately $39,400,000, of which the Partnership's share was approximately $19,700,000. During January 1992, JMB/Rivers sold its interest in Mid Rivers Mall (see note 6).

     The ultimate ownership percentages for JMB/Rivers and Venture Partner were established as 80% and 20%, respectively. Operating profits and losses were generally allocated in proportion to and to the extent of distributions as described above and, to the extent profits and losses exceeded such distributions, to the Partners in accordance with their respective ownership percentages. The terms of the JMB/Rivers agreement generally provided that

                      JMB INCOME PROPERTIES, LTD. - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the Partnership was allocated or distributed, as the case may be, profits and losses, cash flow from operations and sale or refinancing proceeds in the ratio of its respective capital contributions to JMB/Rivers.

     The shopping center was managed by an affiliate of the Venture Partner for a fee calculated as 4% of gross receipts of the property through the date of sale.

     (f)  First Financial

     On May 20, 1987, the Partnership, through First Financial, a joint venture with JMB-XIII, acquired an interest in a general partnership ("Encino") with an affiliate of the developer ("Venture Partner") which owns an office building in Encino (Los Angeles), California. First Financial is obligated to make an initial investment in the aggregate amount of $49,850,000 of which approximately $49,812,000 of such contributions have been made to Encino. The Partnership's share of the remaining amounts, approximately $24,000, will be contributed when the Venture Partner complies with certain requirements.

     In November 1987, First Financial caused Encino to obtain a third party first mortgage loan in the amount of $30,000,000. The proceeds of such loan were distributed to First Financial to reduce its contribution and to the Venture Partner who subsequently repaid a $15,500,000 loan from First Financial. Thus, the total cash investment of First Financial for its interest in the office building, after consideration of the funding of the $30,000,000 permanent financing, is approximately $20,000,000, of which the Partnership's share is approximately $12,500,000. The outstanding principal balance of the third party first mortgage loan as of December 31, 1993 is $29,394,848.

     The Encino partnership agreement generally provides that First Financial is entitled to receive (after any participating amounts due to Pepperdine University pursuant to its tenant lease) from cash flow from operations (as defined) an annual cumulative preferred return equal to 9.05% through April 30, 1995 (and 8.9% thereafter) of its capital contributions. Any remaining cash flow is to be split equally between First Financial and the Venture Partner. Pepperdine University, under its tenant lease, is entitled to an amount based on 6.6% of the Venture Partner's share of the office building's net operating profit and net sale profit (as defined).

     All of Encino's operating profits and losses before depreciation have been allocated to First Financial in 1993, 1992 and 1991.

     The Encino partnership agreement also generally provides that net sale proceeds and net refinancing proceeds (as defined), after any amounts due to Pepperdine University pursuant to its tenant lease, are to be distributed: first, to First Financial in an amount equal to its deficiency, if any, in its cumulative preferred return as described above; next, to First Financial in the amount of its capital contributions; next, to the Venture Partner in an amount equal to $600,000; any remaining proceeds are to be split equally between First Financial and the Venture Partner.

     The terms of the First Financial partnership agreement provide that annual cash flow, net sale or refinancing proceeds, and tax items will be distributed or allocated, as the case may be, to the Partnership in proportion to its 62.5% share of capital contributions.

     The office building is managed by an affiliate of the Venture Partner for a fee based upon a percentage of rental receipts (as defined) of the property.

                                                       JMB INCOME PROPERTIES, LTD. - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(4)  LONG-TERM DEBT

     (a)  Long-term debt consists of the following at December 31, 1993 and 1992:

                                                                                                   1993         1992
                                                                                               -----------  -----------
10-1/8% mortgage note secured by the Topanga Plaza shopping center in Los Angeles, California;
  payable in monthly installments of principal and interest of $523,225 through January 2002
  when the remaining balance is due and payable, see note 4(b) . . . . . . . . . . . . . . .   $58,790,592   40,600,000

Floating rate bond financing (certificates), secured by the Plaza Hermosa Shopping Center in Hermosa Beach, California; the certificates bear interest based on a floating rate (of approximately 2.8% at December 31, 1993) which is adjustable monthly (as defined), with a maximum interest rate of 13.5%, interest only is payable monthly through December 2013
  when the entire outstanding balance is due and payable, note 2(b). . . . . . . . . . . . .     6,400,000    6,400,000

9-7/8% mortgage note, secured by the First Financial Plaza Office Building; payable in monthly installments of principal and interest of $260,505 through November 1995 when the
  remaining balance is due and payable . . . . . . . . . . . . . . . . . . . . . . . . . . .    29,394,848   29,606,663
                                                                                               -----------  -----------

          Total debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    94,585,440   76,606,663
          Less current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . .     6,972,571    6,737,369
                                                                                               -----------  -----------

          Total long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $87,612,869   69,869,294
                                                                                               ===========  ===========

                      JMB INCOME PROPERTIES, LTD. - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     (b)  Debt Refinancing

     In January 1992, the Partnership and its joint venture partner finalized the refinancing of the existing mortgage notes at Topanga Plaza with replacement financing from the existing mortgage holder in the aggregate amount of $59,000,000 which was funded in four stages. Included in the initial funding was the $1,600,000 repayment of advances by an affiliate of the venture partner, the $1,500,000 refinancing of a portion of the existing mortgage and $2,300,000 representing a return to the Partnership of prior contributions used to fund previous costs incurred relating to fire, life and safety regulations and certain releasing costs. The second funding occurred on December 2, 1992 in the amount of $16,000,000, which was used to paydown interim lines of credit used for certain renovation costs and operational capital expenditures as described below. The third funding of $18,400,000 occurred on February 1, 1993, a portion of which was used to paydown interim lines of credit used for certain renovation costs and the remainder to fund additional renovation costs. The fourth stage refinanced the remaining portion of the existing mortgage of $14,000,000 upon its maturity in June 1993. The loan, aggregating $59,000,000, represents the new loan of $43,500,000 and the refinancing of the existing loans of $15,500,000. The term of the new loan began June 1, 1993 with monthly principal and interest payments and matures January 31, 2002. It carries an interest rate of 10.125%.

The Topanga joint venture has funded certain renovation costs through a line of credit bearing interest at 10.125% with various maturity dates. The line of credit had a balance of $9,650,000 at December 31, 1992 and was paid by the additional loan funding discussed above.

     Five year maturities of long-term debt are summarized as follows:

                    1994 . . . . . . . . .    $ 6,972,571
                    1995 . . . . . . . . .     29,535,960
                    1996 . . . . . . . . .        414,577
                    1997 . . . . . . . . .        458,557
                    1998 . . . . . . . . .        507,202
                                              ===========


(5)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership from operations are allocated 96% to the Limited Partners and 4% to the General Partners. Profits from the sale or refinancing of investment properties will be allocated to the General Partners: (i) in an amount equal to the greater of 1% of such profits or the amount of cash distributable to the General Partners from any such sale or refinancing (as described below); and (ii) in order to reduce deficits, if any, in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from the sale of properties. Losses from the sale or refinancing of investment properties will be allocated 1% to the General Partners. The remaining sale or refinancing profits and losses will be allocated to the Limited Partners.

     The General Partners are not required to make any capital contributions except under certain limited circumstances upon termination of the Partnership. In general, distributions of cash from operations will be made 90% to the Limited Partners and 10% to the General Partners. However, a portion of such distributions to the General Partners is subordinated to the Limited Partners' receipt of a stipulated return on capital.

                      JMB INCOME PROPERTIES, LTD. - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     The Partnership Agreement provides that the General Partners shall receive as a distribution from the sale of a real property by the Partnership amounts equal to the cumulative deferrals of any portion of their 10% cash distribution and 2-1/2% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership, (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the second fiscal quarter of 1986 and (iii) have received cash distributions of sale and refinancing proceeds and of the Partnership's operations, in an amount equal to the Limited Partners' initial capital investment in the Partnership plus a 10% annual return on the Limited Partners' average capital investment. Accordingly, approximately $773,000 of sale proceeds from the sale of the Partnership's interest in Mid Rivers Mall has been deferred by the General Partners (note 6).


(6)  SALE OF INTEREST IN INVESTMENT PROPERTY

     On January 30, 1992, the Partnership through JMB/Rivers sold its interest in Mid Rivers Mall located in St. Peters, Missouri to an affiliate of an unaffiliated joint venture partner. The sale price of the interest was $26,500,000 (before closing costs and prorations) plus the outstanding balance of the mortgages of which JMB/Rivers share was $35,318,171 as of the date of closing. The Partnership received, in connection with the sale, after all fees, expenses, and joint venture partner's participation, net cash of $13,250,000. For financial reporting purposes, JMB/Rivers has recognized a gain of approximately $12,022,000 in 1992, of which, the Partnership's share was approximately $5,656,000.


(7)  LEASES

     At December 31, 1993, the Partnership and its consolidated ventures' principal assets are two shopping centers and two office buildings. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the properties, excluding the cost of the land, is depreciated over the estimated useful lives. Leases with tenants range in term from month-to-month to twenty-five years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon percentages of
tenants' sales volumes.   With respect to the Partnership's shopping center
investments, a substantial portion of the ability of retail tenants to honor their leases is dependent on the retail economic sector.

                      JMB INCOME PROPERTIES, LTD. - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1993:

          Office Buildings:
            Cost . . . . . . . . . . . . . . .  $ 69,607,308
            Accumulated depreciation . . . . .   (21,553,857)
                                                ------------

                                                  48,053,451
                                                ------------
          Shopping Centers:
            Cost . . . . . . . . . . . . . . .   129,886,662
            Accumulated depreciation . . . . .   (20,170,896)
                                                ------------

                                                 109,715,766
                                                ------------

                                                $157,769,217
                                                ============

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

          1994 . . . . . . . . . . . . . . . .  $ 19,229,112
          1995 . . . . . . . . . . . . . . . .    18,680,561
          1996 . . . . . . . . . . . . . . . .    17,610,704
          1997 . . . . . . . . . . . . . . . .    14,586,577
          1998 . . . . . . . . . . . . . . . .    13,216,074
          Thereafter . . . . . . . . . . . . .    65,231,296
                                                ------------

              Total. . . . . . . . . . . . . .  $148,554,324
                                                ============

     Contingent rent (based on sales by property tenants) included in rental income was as follows:

          1991 . . . . . . . . . . . . . . . .      $450,316
          1992 . . . . . . . . . . . . . . . .       309,934
          1993 . . . . . . . . . . . . . . . .       427,809
                                                    ========


(8)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partner-ship to the General Partners and their affiliates as of December 31, 1993 and for the years ended December 31, 1993, 1992 and 1991 are as follows:

                                                 JMB INCOME PROPERTIES, LTD. - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                                                                 UNPAID AT
                                                                                                                DECEMBER 31,
                                                                       1993           1992         1991            1993
                                                                     --------       --------     --------       ------------

Property management and leasing fees . . . . . . . . . . . . . .      $221,843       238,648      255,010              --
Insurance commissions. . . . . . . . . . . . . . . . . . . . . .        84,976       119,867      112,641              --
Disbursement agent fees. . . . . . . . . . . . . . . . . . . . .         --            --          14,835              --
Reimbursement (at cost) for out-of-pocket expenses and salaries.        92,243       110,263      124,885             72,561
                                                                      --------      --------     --------            -------

                                                                      $399,062       468,778      507,371             72,561
                                                                      ========      ========     ========            =======

                      JMB INCOME PROPERTIES, LTD. - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred receipt of their distributions (see note 5) of net cash flow from the Partnership. The cumulative amount of such deferred distributions aggregated $7,254,766 at December 31, 1993. These amounts or amounts currently payable do not bear interest and may be paid in future periods.

     The Topanga venture has incurred approximately $130,620 and $1,035,000 of interest costs relating to affiliated venture partner advances (note 3(c)) in 1993 and 1992, respectively, all of which was paid to an affiliate of the venture partner as of December 31, 1993.


(9)  INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary of combined financial information for San Jose and JMB/Rivers (sold January 30, 1992) as of and for the years ended December 31, 1993 and 1992 is as follows:

                                           1993             1992
                                       ------------     ------------

Current assets . . . . . . . . . .     $  1,094,449        2,789,789
Current liabilities. . . . . . . .      (25,841,373)     (25,782,960)
                                       ------------     ------------
      Working capital (deficit). .      (24,746,924)     (22,993,171)
Investment property, net . . . . .       33,218,816       49,511,546
Other assets, net. . . . . . . . .        3,180,985          731,574
Long-term debt . . . . . . . . . .       (3,784,508)      (4,157,064)
Other liabilities. . . . . . . . .          (70,297)         (74,275)
Venture partners' equity . . . . .       (4,077,776)     (11,688,045)
                                       ------------     ------------
      Partnership's capital. . . .     $  3,720,296       11,330,565
                                       ============     ============
Represented by:
  Invested capital . . . . . . . .     $ 45,976,774       45,976,774
  Cumulative distributions . . . .      (20,652,500)     (19,652,500)
  Cumulative loss. . . . . . . . .      (21,603,978)     (14,993,709)
                                       ------------     ------------
                                       $  3,720,296       11,330,565
                                       ============     ============
Total income . . . . . . . . . . .     $ 10,369,335       11,573,574
                                       ============     ============
Expenses applicable to operating
  loss . . . . . . . . . . . . . .     $ 23,589,873       17,846,170
                                       ============     ============
Operating loss . . . . . . . . . .     $ 13,220,538        6,272,596
                                       ============     ============
Gain on sale of investment property    $      --          12,022,449
                                       ============     ============
Net earnings (loss). . . . . . . .     $(13,220,538)       5,749,853
                                       ============     ============

     Reference is made to note 3(b) regarding the provision for value impairments of $15,549,935 and $8,142,152 which were recorded in 1993 and 1992, respectively, by the JMB/San Jose joint venture.

    Total income, expenses related to operating earnings and net loss for the above-mentioned ventures for the year ended December 31, 1991 were $18,717,268, $39,749,915 and $21,032,647, respectively.

                      JMB INCOME PROPERTIES, LTD. - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED



(10)  SUBSEQUENT EVENTS

     (a)  Distribution to Partners

     In February 1994, the Partnership paid a distribution of $476,581 ($2.50 per Interest) to the Limited Partners.

     (b)  Topanga

     On January 17, 1994, an earthquake occurred in Los Angeles, California. The epicenter was located in the town of Northridge which is approximately 6 miles from Topanga Plaza Shopping Center. Consequently, the entire mall, including the 4 major department stores who own their own buildings, suffered some casualty damage. The approximately 360,000 sq. ft. of mall shops owned by the Topanga Partnership did not suffer major structural damage. The estimated cost of the repairs at Topanga for which the joint venture is responsible is approximately $8.8 million. The majority of this cost will be subject to recovery under the joint venture's earthquake insurance policy after payment of the required deductible. The deductible on the building improvements, furniture and fixtures, and business interruption coverages due to loss of rents is approximately $2.1 million. The Partnership anticipates that it will pay for its share of insurance deductibles from its reserves without any material effect on its projected operations for 1994. As of the date of this report, 97 of the malls 114 shops have opened, and the remaining shops are expected to open during the upcoming weeks as tenants complete their repairs. Only one of the four major department stores has been able to open and it may take several weeks or months before the entire center is open and operating. The earthquake will result in some adverse effect on the operations of the center in the near term; the extent and length of which is not presently determinable.

                                                             SCHEDULE X

                   JMB INCOME PROPERTIES, LTD. - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              SUPPLEMENTARY INCOME STATEMENT INFORMATION

             YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




                                CHARGED TO COSTS AND EXPENSES
                        ----------------------------------------------
                                1993           1992           1991
                            ------------   ------------   ------------

Maintenance and repairs.      $3,055,489      3,108,903      3,139,142

Depreciation . . . . . .       5,739,255      4,811,235      5,684,994

Amortization of deferred
  expenses . . . . . . .         787,304        456,673        499,231

Real estate taxes. . . .       3,643,702      3,896,555      3,985,659
                              ==========      =========      =========


                                                                                                                       SCHEDULE XI
                                                 JMB INCOME PROPERTIES, LTD. - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES
                                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1993


                                                                          COSTS
                                                                       CAPITALIZED
                                             INITIAL COST TO            SUBSEQUENT             GROSS AMOUNT AT WHICH CARRIED
                                             PARTNERSHIP (A)         TO ACQUISITION                AT CLOSE OF PERIOD (B)
                                      -----------------------------  ---------------  --------------------------------------------
                                                        BUILDINGS       BUILDINGS                       BUILDINGS
                                                          AND             AND                              AND
                        ENCUMBRANCE        LAND        IMPROVEMENTS  IMPROVEMENTS(D)        LAND       IMPROVEMENTS      TOTAL (E)
                        -----------     -----------    ------------  ---------------     ----------    ------------    -----------
SHOPPING CENTERS:
 Los Angeles,
  California (C) . .    $58,790,592       8,506,014      54,714,281      48,358,761       8,506,014     103,073,042    111,579,056
 Hermosa Beach,
   California. . . .      6,400,000       5,106,570      13,131,181          69,855       5,106,570      13,201,036     18,307,606

OFFICE BUILDINGS:
 New York,
  New York (C) . . .         --          13,201,780      55,095,008     (46,506,812)      1,765,195      20,024,781     21,789,976
 Encino,
  California (C) . .     29,394,848       7,696,474      38,089,122       2,031,736       7,696,474      40,120,858     47,817,332
                        -----------      ----------     -----------     -----------      ----------     -----------    -----------

    Total. . . . . .    $94,585,440      34,510,838     161,029,592       3,953,540      23,074,253     176,419,717    199,493,970
                        ===========      ==========     ===========     ===========      ==========     ===========    ===========

                                                                                                           SCHEDULE XI - CONTINUED
                                                 JMB INCOME PROPERTIES, LTD. - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES
                                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1993


                                                                                                    LIFE ON WHICH
                                                                                                    DEPRECIATION
                                                                                                     IN LATEST
                                                                                                    STATEMENT OF           1993
                                                ACCUMULATED             DATE OF         DATE         OPERATIONS        REAL ESTATE
                                               DEPRECIATION(F)       CONSTRUCTION     ACQUIRED      IS COMPUTED           TAXES
                                              ----------------       ------------    ----------   ---------------      -----------
SHOPPING CENTERS:
 Los Angeles,
  California (C) . . . . . . . . . . . . . .       $16,955,226           1964          12/31/85        5-30 years          680,766
 Hermosa Beach,
   California. . . . . . . . . . . . . . . .         3,215,670           1985          09/03/86        5-30 years          257,752

OFFICE BUILDINGS:
 New York,
  New York (C) . . . . . . . . . . . . . . .        12,944,261           1983          12/31/85        5-30 years        2,236,148
 Encino,
  California (C) . . . . . . . . . . . . . .         8,609,596           1986          05/20/87        5-30 years          469,036
                                                   -----------                                                          ----------

    Total. . . . . . . . . . . . . . . . . .       $41,724,753                                                           3,643,702
                                                   ===========                                                          ==========

- ------------------

Notes:
     (A)  The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
     (B)  The aggregate cost of real estate owned at December 31, 1993 for Federal income tax purposes was $214,692,989.
     (C)  Properties owned and operated by joint venture; see Note 3.
     (D)  In 1993, 1992 and 1991, the affiliated joint venture recorded provisions for value impairment totaling $0,
$22,908,606 and $28,870,198, respectively, (which included a reduction in deferred costs of $30,000); see Note 3(d).

                                                                                                           SCHEDULE XI - CONTINUED
                                                 JMB INCOME PROPERTIES, LTD. - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES
                                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1993


(E)   Reconciliation of real estate owned:

                                                          1993               1992                1991
                                                      ------------       ------------       ------------
      Balance at beginning of period . . . . . . .    $196,088,700        183,399,224        206,373,980
      Additions during period. . . . . . . . . . .       3,608,394         35,682,188          5,866,522
      Sale and disposal during period. . . . . . .        (203,124)           (84,106)            --
      Provision for value impairment (D) . . . . .           --           (22,908,606)       (28,841,278)
                                                      ------------        -----------        -----------

      Balance at end of period . . . . . . . . . .    $199,493,970        196,088,700        183,399,224
                                                      ============        ===========        ===========

(F)   Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . .    $ 36,188,622         31,461,493         25,776,499
      Depreciation expense . . . . . . . . . . . .       5,739,255          4,811,235          5,684,994
      Sale and disposal during period. . . . . . .        (203,124)           (84,106)            --
                                                      ------------        -----------        -----------

      Balance at end of period . . . . . . . . . .    $ 41,724,753         36,188,622         31,461,493
                                                      ============        ===========        ===========










                     INDEPENDENT AUDITORS' REPORT

The Partners
JMB/SAN JOSE ASSOCIATES:

     We have audited the financial statements of JMB/San Jose Associates (a general partnership) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB/San Jose Associates at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in note 3(b) of Notes to Consolidated Financial Statements of JMB Income Properties, LTD - XII, the mortgage loan secured by the 150 Almaden and 185 Park Avenue buildings and certain related parking improvements matured December 1, 1993. Should an agreement not be reached to extend the loan, it is possible that the lender would exercise its remedies and seek to acquire title to these properties. Also, the Venture has commenced discussions with the lender on the 100-130 Park Center Plaza properties for additional loan proceeds to cover re-leasing and seismic program costs.
Should the lender assistance required to fund these costs not be obtained, the Partnership has decided not to commit additional funds to these properties. The result would be that the Partnership would no longer have an ownership interest in these properties. The Venture has recorded provisions for value impairment to reduce the net book value of such properties to the outstanding balance of the related non-recourse financing.







                                            KPMG PEAT MARWICK



Chicago, Illinois
March 25, 1994

                                                      JMB/SAN JOSE ASSOCIATES
                                                      (A GENERAL PARTNERSHIP)

                                                          BALANCE SHEETS

                                                    DECEMBER 31, 1993 AND 1992

                                                              ASSETS
                                                              ------
                                                                                                           1993           1992
                                                                                                        -----------   -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   842,615       615,501
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --          148,184
  Rents and other receivables, net of allowance for doubtful accounts of $62,806 in 1993 and $326,307
    in 1992. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      118,895       171,339
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       75,970        75,911
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       56,969        53,763
                                                                                                        -----------   -----------

          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,094,449     1,064,698
                                                                                                        -----------   -----------

Investment property, at cost (notes 1 and 2) - Schedule XI:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,377,052     8,826,721
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   42,201,861    55,981,306
                                                                                                        -----------   -----------

                                                                                                         49,578,913    64,808,027
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16,360,097    15,296,481
                                                                                                        -----------   -----------

          Total investment property, net of accumulated depreciation . . . . . . . . . . . . . . . . .   33,218,816    49,511,546
                                                                                                        -----------   -----------

Long-term notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,836         5,836
Accrued rents receivable (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,354,129     1,719,253
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      821,020       731,574
                                                                                                        -----------   -----------

                                                                                                        $37,494,250    53,032,907
                                                                                                        ===========   ===========
                                                      JMB/SAN JOSE ASSOCIATES
                                                      (A GENERAL PARTNERSHIP)

                                                    BALANCE SHEETS - CONTINUED


                                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                            ------------------------------------------

                                                                                                           1993           1992
                                                                                                        -----------   -----------

Current liabilities:
  Current portion of long-term debt (note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $25,372,084    25,342,560
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      229,837       199,379
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      239,452       241,021
                                                                                                        -----------   -----------

          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25,841,373    25,782,960

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       70,297        74,273
Long-term debt, less current portion (note 3). . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,784,508     4,157,064
                                                                                                        -----------   -----------

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29,696,178    30,014,297

Partners' capital accounts (notes 1 and 2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,798,072    23,018,610
                                                                                                        -----------   -----------

Commitments and contingencies (note 2)
                                                                                                        $37,494,250    53,032,907
                                                                                                        ===========   ===========















                                          See accompanying notes to financial statements.

                                                             JMB/SAN JOSE ASSOCIATES
                                                      (A GENERAL PARTNERSHIP)

                                                     STATEMENTS OF OPERATIONS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                        1993            1992             1991
                                                                                     -----------     -----------      -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $10,340,098      10,793,058        9,715,878
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          29,237          57,841          102,541
                                                                                     -----------     -----------      -----------

                                                                                      10,369,335      10,850,899        9,818,419
                                                                                     -----------     -----------      -----------

Expenses (Schedule X):
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . .       2,779,264       2,802,805        2,818,302
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,063,616       1,898,286        2,369,699
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . .       3,953,364       4,049,484        3,866,531
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .         243,694         243,229          193,526
  Provision for value impairment (note 1). . . . . . . . . . . . . . . . . . . .      15,549,935       8,142,152       21,175,127
                                                                                     -----------     -----------      -----------

                                                                                      23,589,873      17,135,956       30,423,185
                                                                                     -----------     -----------      -----------

          Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $13,220,538       6,285,057       20,604,766
                                                                                     ===========     ===========      ===========













                                          See accompanying notes to financial statements.

                                                             JMB/SAN JOSE ASSOCIATES
                                                      (A GENERAL PARTNERSHIP)

                                             STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991





                                                                         AFFILIATED
                                                                           PARTNER            JMB-XII               TOTAL
                                                                         -----------        -----------         -----------
Balance at December 31, 1990 . . . . . . . . . . . . . . . . . . .       $26,857,957         26,500,476          53,358,433

Cash distributions . . . . . . . . . . . . . . . . . . . . . . . .        (1,000,000)        (1,000,000)         (2,000,000)
Net loss (note 2). . . . . . . . . . . . . . . . . . . . . . . . .       (10,302,383)       (10,302,383)        (20,604,766)
                                                                         -----------        -----------         -----------

Balance at December 31, 1991 . . . . . . . . . . . . . . . . . . .        15,555,574         15,198,093          30,753,667

Capital contributions. . . . . . . . . . . . . . . . . . . . . . .           575,000            575,000           1,150,000
Cash distributions . . . . . . . . . . . . . . . . . . . . . . . .        (1,300,000)        (1,300,000)         (2,600,000)
Net loss (note 2). . . . . . . . . . . . . . . . . . . . . . . . .        (3,142,529)        (3,142,528)         (6,285,057)
                                                                         -----------        -----------         -----------

Balance at December 31, 1992 . . . . . . . . . . . . . . . . . . .        11,688,045         11,330,565          23,018,610

Cash distributions . . . . . . . . . . . . . . . . . . . . . . . .        (1,000,000)        (1,000,000)         (2,000,000)
Net loss (note 2). . . . . . . . . . . . . . . . . . . . . . . . .        (6,610,269)        (6,610,269)        (13,220,538)
                                                                         -----------        -----------         -----------

Balance at December 31, 1993 . . . . . . . . . . . . . . . . . . .       $ 4,077,776          3,720,296           7,798,072
                                                                         ============       ===========         ===========








                                          See accompanying notes to financial statements.

                                                            JMB/SAN JOSE ASSOCIATES
                                                      (A GENERAL PARTNERSHIP)

                                                     STATEMENTS OF CASH FLOWS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                         1993           1992             1991
                                                                                    ------------     -----------      -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(13,220,538)     (6,285,057)     (20,604,766)
  Items not requiring (providing) cash:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,063,616       1,898,286        2,369,699
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . .         243,694         243,229          193,526
    Write off of notes receivable. . . . . . . . . . . . . . . . . . . . . . . .           --            114,169            --
    Provision for value impairment . . . . . . . . . . . . . . . . . . . . . . .      15,549,935       8,142,152       21,175,127
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . .          52,444         210,856          432,646
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (59)         26,069            6,170
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,206)            813           (3,007)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . .        (634,876)       (640,998)        (391,311)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          30,458        (209,343)         (47,101)
    Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,569)         (1,586)           4,057
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,976)          3,277           (2,651)
                                                                                     -----------     -----------      -----------

        Net cash provided by operating activities. . . . . . . . . . . . . . . .       3,075,923       3,501,867        3,132,389

Cash flows from investing activities:
  Net sales of short-term investments. . . . . . . . . . . . . . . . . . . . . .         148,184         364,288           29,971
  Additions to investment property . . . . . . . . . . . . . . . . . . . . . . .        (320,821)       (101,790)      (2,053,084)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . .        (333,140)        (36,559)        (321,672)
  Principal payments on notes receivable . . . . . . . . . . . . . . . . . . . .           --              4,720           22,954
                                                                                     -----------     -----------      -----------

        Net cash provided by (used in) investing activities. . . . . . . . . . .        (505,777)        230,659       (2,321,831)
                                                                                     -----------     -----------      -----------
                                                      JMB/SAN JOSE ASSOCIATES
                                                      (A GENERAL PARTNERSHIP)

                                               STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                         1993           1992             1991
                                                                                     -----------     -----------      -----------

Cash flows from financing activities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --         (1,350,956)       1,236,845
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . .        (343,032)       (316,069)        (291,169)
  Capital contributed to venture . . . . . . . . . . . . . . . . . . . . . . . .           --          1,150,000            --
  Distributions to partners. . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,000,000)     (2,600,000)      (2,000,000)
                                                                                     -----------     -----------      -----------

        Net cash used in financing activities. . . . . . . . . . . . . . . . . .      (2,343,032)     (3,117,025)      (1,054,324)
                                                                                     -----------     -----------      -----------

        Net increase (decrease) increase in cash and cash equivalents. . . . . .     $   227,114         615,501         (243,766)
                                                                                     ===========     ===========      ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . .     $ 2,780,833       2,804,392        2,814,245
                                                                                     ===========     ===========      ===========






















                                          See accompanying notes to financial statements.

                        JMB/SAN JOSE ASSOCIATES
                        (A GENERAL PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




(1)  BASIS OF ACCOUNTING

     The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of the unconsolidated joint venture, JMB/San Jose joint venture ("Venture"), in which JMB Income Properties, Ltd.- XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XI are the partners.

     The Venture's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Venture's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Venture. The net effect of these items for the years ended December 31, 1993 and 1992 is summarized as follows:

                                                      JMB/SAN JOSE ASSOCIATES
                                                      (a general partnership)

                                             Notes to Financial Statements - Continued




                                                                            1993                            1992
                                                              -------------------------------------------------------------
                                                               GAAP BASIS         TAX BASIS      GAAP BASIS       TAX BASIS
                                                              ------------       -----------    ------------     -----------

Total assets . . . . . . . . . . . . . . . . . . . . . . .     $37,494,250       66,870,908      53,032,907      70,216,593

Partners' capital accounts . . . . . . . . . . . . . . . .       7,798,072       37,187,301      23,018,610      40,191,267

Net loss . . . . . . . . . . . . . . . . . . . . . . . . .     (13,220,538)      (1,003,966)     (6,285,057)       (176,627)
                                                               ============     ============     ==========      ==========


                        JMB/SAN JOSE ASSOCIATES
                        (a general partnership)

               Notes to Financial Statements - Continued



     Statement of Financial Accounting Standards No. 95 requires the Venture to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. In addition, the Venture records amounts held in U.S. Government obligations at cost, which approximates market. For purposes of these statements, the Venture's policy is to consider all such amounts held with original maturities of three months or less cash equivalents with any remaining amounts reflected as short-term investments. None of the Partnership's investments in U.S. Government obligations were classified as cash equivalents at December 31, 1993 and December 31, 1992.

     Certain amounts in the 1992 and 1991 financial statements have been reclassified to conform to the 1993 presentation.

     Depreciation on buildings and improvements has been provided over the estimated useful lives of the assets (5 to 30 years) using the straight-line method.

     Deferred expenses consist primarily of loan fees and lease commissions which are amortized over the terms stipulated in the related loan agreements or over the terms of the related leases using the straight-line method.

     Although certain leases of the Venture provide for tenant occupancy during periods for which no rent is due and/or increases in the minimum lease payments over the term of the lease, rental income is accrued for the full period of occupancy on a straight-line basis.

     Maintenance and repair expenses are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     The Venture recorded in 1993, as a matter of prudent accounting practice, a provision for value impairment of $15,549,935 on the 150 Almaden and 185 Park Avenue building and certain parking areas. In 1992, the Venture recorded a provision for value impairment of $8,142,152 on certain portions of the complex. In 1991, the Venture recorded a provision for value impairment of $21,175,127 to reduce the net basis of the 100 Park Center Plaza Buildings and a certain parking area to the then outstanding balance of the related non-recourse debt.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the venture partners rather than the Venture.


(2)  VENTURE AGREEMENT

      A description of the acquisition of the property is contained in Note 3(b) of JMB Income - XII. Such note is incorporated herein by reference.

                           JMB/SAN JOSE ASSOCIATES
                        (A GENERAL PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


(3)  LONG-TERM DEBT

      Long-term debt consists of the following at December 31, 1993 and 1992:


                                                1993         1992
                                             ----------   ----------
7.75% mortgage note; secured by the
 100 Park Center Plaza Buildings, and
 certain related parking improvements
 in San Jose, California; principal and
 interest payments of $34,023 are due
 monthly through September 2000;
 additional interest payments of 2% per
 annum of gross income (total interest
 not to exceed 9.875%), which amounted
 to $55,034 in 1993 and $53,936 in 1992.   $ 2,377,511     2,592,398

10% mortgage note; secured by the
 100 Park Center Plaza Buildings, and
 certain related parking improvements
 in San Jose, California; principal
 and interest payments of $10,353 are
 due monthly through September 2000. . .       608,178       667,948

7.85% mortgage note; secured by the
 170 Almaden Building in San Jose,
 California; principal and interest
 payments of $13,537 are due monthly
 through June 2003 . . . . . . . . . . .     1,170,903     1,239,278

9.5% mortgage note; secured by the
 150 Almaden and 185 Park Avenue buildings,
 and certain related parking improvements
 in San Jose, California; interest only
 payments of $197,917 are due monthly
 through December 1993 when the entire
 principal was due (currently in
 default (1)). . . . . . . . . . . . . .    25,000,000    25,000,000
                                           -----------    ----------

        Total debt . . . . . . . . . . .    29,156,592    29,499,624
        Less current portion of
         long-term debt. . . . . . . . .    25,372,084    25,342,560
                                           -----------    ----------

        Total long-term debt . . . . . .   $ 3,784,508     4,157,064
                                           ============   ==========

     Five year maturities of long-term debt are as follows:

                    1994 . . . . . . . . .    $25,372,084
                    1995 . . . . . . . . .        403,174
                    1996 . . . . . . . . .        437,407
                    1997 . . . . . . . . .        474,656
                    1998 . . . . . . . . .        515,062
                                              ===========

     (1) A description of the discussions between JMB/San Jose and the mortgage lender on the 150 Almaden and 185 Park Avenue buildings is contained in Note 3(b) of Notes to Consolidated Financial Statements of JMB Income -
XII.  Such note is hereby incorporated herein by reference.

                         JMB/SAN JOSE ASSOCIATES
                        (A GENERAL PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED



(4)  LEASES

     As Property Lessor

     At December 31, 1993, the Venture's principal asset is an office building complex. The Venture has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over the estimated useful life. Leases with tenants range in term from one to twenty-five years and provide for fixed minimum rent and partial reimbursement of operating costs.

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

               1994. . . . . . . . . . . . .    $ 7,563,161
               1995. . . . . . . . . . . . .      6,626,946
               1996. . . . . . . . . . . . .      5,573,226
               1997. . . . . . . . . . . . .      4,508,323
               1998. . . . . . . . . . . . .      4,187,855
               Thereafter. . . . . . . . . .     15,736,333
                                                -----------

                                                $44,195,844
                                                ===========


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Venture to the General Partners and their affiliates as of December 31, 1993 and for the years ended December 31, 1993, 1992 and 1991 were as follows:

                                                      JMB/SAN JOSE ASSOCIATES
                                                      (A GENERAL PARTNERSHIP)

                                             NOTES TO FINANCIAL STATEMENTS - CONCLUDED


                                                                                                                 UNPAID AT
                                                                                                                DECEMBER 31,
                                                                       1993          1992          1991            1993
                                                                     --------      --------      --------     --------------

Property management and leasing fees . . . . . . . . . . . . . .      $291,126       330,574      607,154             41,689
Insurance commissions. . . . . . . . . . . . . . . . . . . . . .        32,194        36,755       73,144              --
                                                                      --------       -------      -------             ------

                                                                      $323,320       367,329      680,298             41,689
                                                                      ========       =======      =======             ======

     All amounts currently payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.


                                                             SCHEDULE X

                        JMB/SAN JOSE ASSOCIATES
                        (A GENERAL PARTNERSHIP)

              SUPPLEMENTARY INCOME STATEMENT INFORMATION

             YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991





                                CHARGED TO COSTS AND EXPENSES
                        ----------------------------------------------
                                1993           1992           1991
                            ------------   ------------   ------------

Maintenance and repairs.      $  973,276      1,029,913        965,927

Depreciation . . . . . .       1,063,616      1,898,286      2,369,699

Amortization of deferred
 expenses. . . . . . . .         243,694        243,229        193,526

Taxes:

  Real estate. . . . . .         991,781        755,041        724,758

  Other. . . . . . . . .           4,792          5,375          5,410

Advertising. . . . . . .          17,484          --            57,048
                              ==========      =========      =========

                                                                                                                       SCHEDULE XI
                                                      JMB/SAN JOSE ASSOCIATES
                                                      (A GENERAL PARTNERSHIP)

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         DECEMBER 31, 1993





                                            INITIAL COST TO                                    GROSS AMOUNT AT WHICH CARRIED
                                            PARTNERSHIP (A)                                      AT CLOSE OF PERIOD (B)
                                     ------------------------------        COSTS        ------------------------------------------
                                                        BUILDINGS       CAPITALIZED                     BUILDINGS
                                                          AND          SUBSEQUENT TO                       AND
                        ENCUMBRANCE       LAND         IMPROVEMENTS   ACQUISITION(C)        LAND       IMPROVEMENTS      TOTAL (D)
                        -----------     -----------    ------------   --------------     ----------    ------------     ----------

OFFICE BUILDINGS:
 San Jose,
   California. . . .    $29,156,592      21,078,745      62,309,815     (33,809,647)      7,377,052      42,201,861     49,578,913
                        ===========      ==========      ==========     ===========      ==========      ==========    ===========

                                                                                                           SCHEDULE XI - CONTINUED
                                                      JMB/SAN JOSE ASSOCIATES
                                                      (A GENERAL PARTNERSHIP)

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         DECEMBER 31, 1993


                                                                                                    LIFE ON WHICH
                                                                                                    DEPRECIATION
                                                                                                     IN LATEST
                                                                                                    STATEMENT OF           1993
                                                ACCUMULATED             DATE OF         DATE         OPERATIONS        REAL ESTATE
                                               DEPRECIATION(E)       CONSTRUCTION     ACQUIRED      IS COMPUTED           TAXES
                                              ----------------       ------------    ----------   ---------------      -----------
OFFICE BUILDINGS:
 San Jose,                                                                              6/20/85
   California. . . . . . . . . . . . . . . .       $16,360,097           1970        and 5/2/86        5-30 years          991,781
                                                   ===========                                                             =======

- --------------

Notes:
     (A)  The initial cost to the Venture represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

     (B)  The aggregate cost of real estate owned at December 31, 1993 for Federal income tax purposes was approximately
$91,785,290.

     (C)  In 1993, 1992 and 1991, the joint venture recorded provisions for value impairment totaling
$15,549,935, $8,142,152 and $21,175,125, respectively; see Note 1.

                                                                                                         SCHEDULE XI - CONTINUED
                                                      JMB/SAN JOSE ASSOCIATES
                                                      (A GENERAL PARTNERSHIP)

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         DECEMBER 31, 1993

(D)   Reconciliation of real estate owned:

                                                          1993               1992                1991
                                                      ------------       ------------       ------------
      Balance at beginning of period . . . . . . .     $64,808,027         72,848,389         91,970,432
      Additions during period. . . . . . . . . . .         320,821            101,790          2,053,084
      Provision for value impairment (C) . . . . .     (15,549,935)        (8,142,152)       (21,175,127)
                                                       -----------        -----------        -----------

      Balance at end of period . . . . . . . . . .     $49,578,913         64,808,027         72,848,389
                                                       ===========        ===========        ===========

(E)   Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . .     $15,296,481         13,398,195         11,028,496
      Depreciation expense . . . . . . . . . . . .       1,063,616          1,898,286          2,369,699
                                                       -----------        -----------        -----------

      Balance at end of period . . . . . . . . . .     $16,360,097         15,296,481         13,398,195
                                                       ===========        ===========        ===========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during 1992 and 1993.



                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, Income Associates-XII, L.P., an Illinois limited partnership with JMB as the sole general partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. Various relationships of the Partnership to the Managing General Partner and its affiliates are described under the caption "Conflicts of Interest" at pages 12-17 of the Prospectus, which description is hereby incorporated herein by reference.

     The names, positions held and length of service therein of each director and executive officer and certain officers of the Managing General Partner of the Partnership are as follows:

                                                          SERVED IN
NAME                         OFFICE                       OFFICE SINCE
- ----                         ------                       ------------

Judd D. Malkin               Chairman                       5/03/71
                             Director                       5/03/71
Neil G. Bluhm                President                      5/03/71
                             Director                       5/03/71
Jerome J. Claeys III         Director                       5/09/88
Burton E. Glazov             Director                       7/01/71
Stuart C. Nathan             Executive Vice President       5/08/79
                             Director                       3/14/73
A. Lee Sacks                 Director                       5/09/88
John G. Schreiber            Director                       3/14/73
H. Rigel Barber              Chief Executive Officer        8/01/93
Jeffrey R. Rosenthal         Chief Financial Officer        8/01/93
Gary Nickele                 Executive Vice President       1/01/92
                             General Counsel                2/27/84
Ira J. Schulman              Executive Vice President       6/01/88
Gailen J. Hull               Senior Vice President          6/01/88
Howard Kogen                 Senior Vice President          1/02/86
                             Treasurer                      1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve one-year terms until the annual meeting of the Managing General Partner to be held on June 7, 1994. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 7, 1994. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II") and JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II"), and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-VIII ("JMB Income-VIII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). Most of the foregoing directors and officers are also officer and/or directors of various affiliated companies of Arvida/JMB Managers, Inc. (the general partner Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner Arvida/JMB Partners, L.P.-II ("Arvida-II")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-VIII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 56) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. He is a Certified Public Accountant.

     Neil G. Bluhm (age 56) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Jerome J. Claeys III (age 51) (Chairman and Director of JMB Institutional Realty Corporation) has been associated with JMB since September, 1977. He holds a Masters degree in Business Administration from the University of Notre Dame.

     Burton E. Glazov (age 55) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 52) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 60) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 47) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 44) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Jeffrey R. Rosenthal (age 42) has been associated with JMB since December, 1987. He is a Certified Public Accountant.

     Gary Nickele (age 41) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Ira J. Schulman (age 42) has been associated with JMB since February, 1983. He holds a Masters degree in Business Administration from the University of Pittsburgh.

     Gailen J. Hull (age 45) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 58) has been associated with JMB since March, 1973. He is a Certified Public Accountant.
ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Investors, and a share of profits or losses as described under the caption "Compensation and Fees" at pages 8-12, "Cash Distributions" at pages 61-63, "Allocation of Profits or Losses for Tax Purposes" at pages 63 and 64 and "Cash Distributions; Allocations of Profits and Losses" at pages A-8 to A-12 of the Partnership Agreement included as an exhibit to the Prospectus, which descriptions are hereby incorporated herein by reference. Reference is also made to Notes 5 and 8 for a description of such transactions, distributions and allocations. No such cash distributions were paid to the General Partners in 1993, 1992 and 1991.

     An affiliate of the Managing General Partner provided property management services to the Partnership for 1993 for the Plaza Hermosa Shopping Center in Hermosa Beach, California at a fee calculated at 4% of the gross receipts of the property and to the 40 Broad Street office building in New York, New York at a fee calculated at 2% of the gross receipts of the property. In 1993, such affiliate earned property management and leasing fees amounting to $221,843 all of which were paid at December 31, 1993. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     The General Partners of the Partnership may be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1993, the Managing General Partner received reimbursement for such expenses and salaries in the amount of $92,243 of which $72,561 was unpaid at December 31, 1993.
The Managing General Partner received no disbursement agent and data processing fees in 1993.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner of the Partnership, earned and received insurance brokerage commissions in 1993 aggregating $84,976 in connection with the providing of insurance coverage for the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage involved.

     The Partnership is permitted to engage in various transactions involving affiliates of the Managing General Partner of the Partnership, as described under the captions "Compensation and Fees" at pages 8-12, "Conflicts of Interest" at pages 12-17 and "Rights, Powers and Duties of General Partners" at pages A-12 to A-22 of the Partnership Agreement, included as an exhibit to the Prospectus, which descriptions are hereby incorporated herein by reference. The relationship of the Managing General Partner (and its directors and officers) to its affiliates is set forth above in Item 10 above and Exhibit 21 hereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership.

     (b) The Managing General Partner and its officers and directors own the following Interests of the Partnership:

                                 NAME OF                            AMOUNT AND NATURE
                                 BENEFICIAL                         OF BENEFICIAL                            PERCENT
TITLE OF CLASS                   OWNER                              OWNERSHIP                                OF CLASS
- --------------                   ----------                         -----------------                        --------
Limited Partnership Interests    JMB Realty Corporation             5 Interests (1)                          Less than 1%
                                                                      indirectly

Limited Partnership Interests    Managing General Partner           5 Interests (1)                          Less than 1%
                                 and its officers and                 indirectly
                                 directors as a group

     (1)  Includes 5 interests owned by the initial limited partner of the Partnership, the voting and investment power of which is shared by JMB Realty Corporation and an affiliate.

     No officer or director of the Managing General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     (c)  There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Managing General Partner, affiliates or their management other than those described in Items 10 and 11 above.




                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


        (a)  The following documents are filed as part of this report:

             1. Financial Statements (See Index to Financial Statements filed with this annual report).

             2.   Exhibits.

                  3-A. The Prospectus of the Partnership dated August 23,
1985 as supplemented December 9, 1985 and January 10, pursuant to Rules 424
(b) and 424 (c), as filed with the Commission is hereby incorporated herein by reference. Copies of pages 8-12, 61-64 and A-8 to A-12 are hereby incorporated herein by reference to Exhibit 3-A to the Partnership's Report on Form 10-K for December 31, 1992 (File No. 0-16108) dated March 19, 1993.

                  3-B. Amended and Restated Agreement of Limited
Partnership set forth as Exhibit A to the Prospectus, which agreement is hereby incorporated herein by reference to Exhibit 3-B to the Partnership's Report on Form 10-K for December 31, 1992 (File No. 0-16108) dated March 19, 1993.

                  4-A. Mortgage loan agreement between Topanga and Connecticut General Life Insurance Company dated January 31, 1992 relating to Topanga Plaza in Los Angeles, California is hereby incorporated herein by reference to Exhibit 4-A to the Partnership's Report on Form 10-K for December 31, 1992 (File No. 0-16108) dated March 19, 1993.

                  4-B. Mortgage loan agreement between First Financial and The Prudential Insurance Company of America dated November 2, 1987 relating to First Financial Plaza in Encino, California is hereby incorporated herein by reference to Exhibit 4-B to the Partnership's Report on Form 10-K for December 31, 1992 (File No. 0-16108) dated March 19, 1993.

                  4-C. Mortgage loan modification agreement between Topanga and Connecticut General Life Insurance dated January 31, 1993 relating to Topanga Plaza in Los Angeles, California is hereby incorporated herein by reference to Exhibit 4 of the Partnership's Report on Form 10-Q (File No. 0-16108) dated November 11, 1993.

                  10-A.Acquisition documents including the venture agreement relating to the purchase by the Partnership of Topanga Plaza in Los Angeles, California, are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-16108) dated December 31, 1985.

                  10-B.Acquisition documents including the venture agreement relating to the purchase by the Partnership of First Financial Plaza in Encino, California are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-16108) dated June 3, 1987.

                  10-C.Acquisition documents including the venture agreement relating to the purchase by the Partnership of 40 Broad Street in New York, New York, are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-16108) dated December 31, 1985.

                  10-D.Sale documents and exhibits thereto relating to the sale of the Partnership's interest in Mid Rivers Mall in St. Peters (St. Louis), Missouri are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-16108) dated February 18, 1992.

                  21.  List of Subsidiaries

                  24.  Powers of Attorney

- ----------------

        Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commissions upon request.

        (b) No Reports on Form 8-K were required or filed since the beginning of the last quarter of the period covered by this report.

        No annual report or proxy material for 1993 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        JMB INCOME PROPERTIES, LTD. - XII

                        By: JMB Realty Corporation
                            Managing General Partner


                            GAILEN J. HULL
                        By: Gailen J. Hull
                            Senior Vice President
                        Date:March 25, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        By: JMB Realty Corporation
                            Managing General Partner


                            JUDD D. MALKIN*
                        By: Judd D. Malkin, Chairman and Director
                        Date:March 25, 1994


                            NEIL G. BLUHM*
                        By: Neil G. Bluhm, President and Director
                        Date:March 25, 1994


                            H. RIGEL BARBER*
                        By: H. Rigel Barber, Chief Executive Officer
                        Date:March 25, 1994


                            JEFFREY R. ROSENTHAL*
                        By: Jeffrey R. Rosenthal, Chief Financial Officer
                            Principal Financial Officer
                        Date:March 25, 1994


                            GAILEN J. HULL
                        By: Gailen J. Hull, Senior Vice President
                            Principal Accounting Officer
                        Date:March 25, 1994


                            A. LEE SACKS*
                        By: A. Lee Sacks, Director
                        Date:March 25, 1994


                        By: STUART C. NATHAN*

                            Stuart C. Nathan, Executive Vice President
                              and Director
                        Date:March 25, 1994


                        *By:GAILEN J. HULL, Pursuant to a Power of Attorney


                            GAILEN J. HULL
                        By: Gailen J. Hull, Attorney-in-Fact
                        Date:March 25, 1994

                      JMB INCOME PROPERTIES, LTD. - XII

                             EXHIBIT INDEX



                                                DOCUMENT
                                             INCORPORATED
                                             BY REFERENCE        PAGE
                                             -------------       ----

3-A.       Pages 8-12, 61-64 and A-8 to A-12 of
           the Prospectus of the Partnership
           dated August 23, 1985, as supple-
           mented on December 9, 1985 and
           January 10, 1986                            Yes

3-B.       Amended and Restated Agreement of
           Limited Partnership                         Yes

4-A.       Mortgage loan agreement related to
           Topanga Plaza                               Yes

4-B.       Mortgage loan agreement related to
           First Financial Plaza                       Yes

4-C.       Mortgage loan modification agreement
           related to Topanga Plaza                    Yes

10-A.      Acquisition documents related to
           Topanga Plaza                               Yes

10-B.      Acquisition documents related to
           First Financial Plaza                       Yes

10-C.      Acquisition documents related to
           40 Broad Street                             Yes

10-D.      Sale documents related to
           Mid Rivers Mall                             Yes

21.        List of Subsidiaries                         No

24.        Powers of Attorney                           No