Form 10-Q
period 1994-03-31
JMB INCOME PROPERTIES LTD XII
filed 1994-05-13
CIK 765813

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q



           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended March 31, 1994Commission file number 0-16108



                JMB INCOME PROPERTIES, LTD. - XII
     (Exact name of registrant as specified in its charter)




         Illinois                          36-3337796
(State of organization)         (IRS Employer Identification No.)




  900 N. Michigan Ave., Chicago, IL           60611
(Address of principal executive office)    (Zip Code)




Registrant's telephone number, including area code 312/915-1987




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X    No

                        TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . .




PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . .

Item 6.  Exhibits and Reports on Form 8-K. . . . . .



PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                            JMB INCOME PROPERTIES, LTD. - XII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                                               CONSOLIDATED BALANCE SHEETS

                                          MARCH 31, 1994 AND DECEMBER 31, 1993
                                                       (UNAUDITED)

                                                         ASSETS
                                                         ------
                                                                                                MARCH 31,  DECEMBER 31,
                                                                                                  1994        1993
                                                                                              ------------ -----------
Current assets:
    Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . .$    914,894   1,470,860
    Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21,021,276  21,966,316
    Rents and other receivables, net of allowance for doubtful accounts of
      $609,162 at March 31, 1994 and $481,694 at December 31, 1993 . . . . . . . . . . . . . .   2,054,987   2,025,743
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     618,579     267,718
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,407,757   1,393,527
    Casualty insurance receivable (note 3(d)). . . . . . . . . . . . . . . . . . . . . . . . .     905,453       --
                                                                                              ------------ -----------
           Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26,922,946  27,124,164
                                                                                              ------------ -----------

Investment properties, at cost (note 2):
    Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23,074,253  23,074,253
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 176,273,951 176,419,717
                                                                                              ------------ -----------
                                                                                               199,348,204 199,493,970
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  43,124,986  41,724,753
                                                                                              ------------ -----------

           Total investment properties, net of accumulated depreciation. . . . . . . . . . . . 156,223,218 157,769,217

Investment in unconsolidated ventures, at equity (notes 1 and 6) . . . . . . . . . . . . . . .   3,893,167   3,720,296
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4,698,697   4,788,858
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,685,916   1,649,035
                                                                                              ------------ -----------

                                                                                              $193,423,944 195,051,570
                                                                                              ============ ===========
                                           JMB INCOME PROPERTIES, LTD. - XII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS - CONTINUED


                                       LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                       ------------------------------------------
                                                                                                MARCH 31,  DECEMBER 31,
                                                                                                  1994        1993
                                                                                              ------------ -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  6,989,970   6,972,571
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,797,197     969,433
  Construction costs payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     425,975     537,400
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     346,406       --
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21,819      17,803
                                                                                              ------------ -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11,581,367   8,497,207
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     488,398     410,232
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  87,456,950  87,612,869
Advances from affiliates (note 3(d)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     735,000     735,000
                                                                                              ------------ -----------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 100,261,715  97,255,308
Venture partners' subordinated equity in ventures. . . . . . . . . . . . . . . . . . . . . . .  21,046,629  22,872,422
Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,123      11,123
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     549,364     642,630
                                                                                              ------------ -----------
                                                                                                   560,487     653,753
                                                                                              ------------ -----------
  Limited partners (189,684 interests):
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . . . . . . . 171,306,452 171,306,452
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (26,023,223)(23,784,830)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (73,728,116)(73,251,535)
                                                                                              ------------ -----------
                                                                                                71,555,113  74,270,087
                                                                                              ------------ -----------
          Total partners' capital accounts . . . . . . . . . . . . . . . . . . . . . . . . . .  72,115,600  74,923,840
                                                                                              ------------ -----------
Commitments and contingencies (notes 2, 3 and 5)
                                                                                              $193,423,944 195,051,570
                                                                                              ============ ===========



                              See accompanying notes to consolidated financial statements.

                                            JMB INCOME PROPERTIES, LTD. - XII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                       THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                       (UNAUDITED)
                                                                                                   1994        1993
                                                                                               -----------  ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 6,731,911   7,109,883
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     178,841     200,772
                                                                                               -----------  ----------
                                                                                                 6,910,752   7,310,655
                                                                                               -----------  ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,372,978   2,306,846
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,400,233   1,295,898
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,545,953   3,360,692
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      82,597      98,600
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     254,980     114,952
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      92,383      71,310
                                                                                               -----------  ----------
                                                                                                 7,749,124   7,248,298
                                                                                               -----------  ----------
           Operating earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (838,372)     62,357
Partnership's share of operations of unconsolidated ventures (notes 1 and 6) . . . . . . . . .     172,871     233,637
Venture partners' share of ventures' operations before extraordinary item (note 1) . . . . . .     387,042     154,387
                                                                                               -----------  ----------
          Net operating earnings (loss) before extraordinary item. . . . . . . . . . . . . . .    (278,459)    450,381
Extraordinary item (net of venture partners' share of $1,486,800) (note 3(d)). . . . . . . . .  (2,053,200)      --
                                                                                               -----------  ----------
          Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $(2,331,659)    450,381
                                                                                               ===========  ==========
          Net earnings (loss) per limited partnership interest (note 1):
            Net operating earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . $     (1.41)       2.28
            Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (10.39)      --
                                                                                               -----------  ----------
              Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    (11.80)       2.28
                                                                                               ===========  ==========
          Cash distributions per limited partnership interest. . . . . . . . . . . . . . . . . $      2.50        5.00
                                                                                               ===========  ==========

                              See accompanying notes to consolidated financial statements.

                                            JMB INCOME PROPERTIES, LTD. - XII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                       (UNAUDITED)
                                                                                                  1994         1993
                                                                                              ------------ -----------
Cash flows from operating activities:
  Net earnings (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $(2,331,659)    450,381
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,400,233   1,295,898
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     254,980     114,952
    Partnership's share of operations of unconsolidated ventures, net of distributions . . . .    (172,871)   (233,637)
    Venture partners' share of ventures' operations and extraordinary item . . . . . . . . . .  (1,873,842)   (154,387)
    Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,540,000       --
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (29,244)        (99)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (350,861)   (461,099)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (14,230)      --
    Casualty insurance receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (905,453)      --
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (36,881)     32,022
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     461,889    (102,856)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --       (157,651)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     346,406     333,230
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,016    (233,581)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      78,166      (5,205)
                                                                                              ------------ -----------

          Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . .     370,649     877,968
                                                                                              ------------ -----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments . . . . . . . . . . . . . . .     945,040  (1,581,615)
  Additions to investment properties, net of related payables. . . . . . . . . . . . . . . . .  (1,139,784) (3,926,327)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (164,819)   (110,335)
                                                                                              ------------ -----------
          Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . .    (359,563) (5,618,277)
                                                                                              ------------ -----------
                                          JMB INCOME PROPERTIES, LTD. - XII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                                                                  1994         1993
                                                                                              ------------ -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (138,520)    (51,018)
  Increase (decrease) in other long-term liabilities . . . . . . . . . . . . . . . . . . . . .       --     (9,650,000)
  Proceeds from refinancings of debt (note 3(d)) . . . . . . . . . . . . . . . . . . . . . . .       --     18,400,000
  Advances from affiliate. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --      3,209,609
  Venture partners' contributions to venture . . . . . . . . . . . . . . . . . . . . . . . . .      48,049      32,147
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (476,581)   (953,162)
                                                                                              ------------ -----------
          Net cash provided by (used in) financing activities. . . . . . . . . . . . . . . . .    (567,052) 10,987,576
                                                                                              ------------ -----------
          Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . .$   (555,966)  6,247,267
                                                                                              ============ ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . .$  2,372,978   2,306,846
                                                                                              ============ ===========
  Non-cash investing and financing activities:
    Write-off of assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  1,174,125       --
    Change in accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,365,875       --
                                                                                              ------------ -----------
          Total extraordinary item - earthquake damage at Topanga Mall (note 3(d)) . . . . . .$  3,540,000       --
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

                JMB INCOME PROPERTIES, LTD. - XII
                     (A LIMITED PARTNERSHIP)
                    AND CONSOLIDATED VENTURES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     MARCH 31, 1994 AND 1993

                           (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1993 which are included in the Partnership's 1993 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its ventures, Topanga Plaza Partnership ("Topanga"), JMB-40 Broad Street Associates ("Broad Street"), JMB First Financial Associates ("First Financial") and First Financial's venture, JMB Encino Partnership, ("Encino") (note 3). The effect of all transactions between the Partnership and its ventures have been eliminated in the consolidated financial statements. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's venture interest in JMB/San Jose Associates ("San Jose"). Accordingly, the accompanying consolidated financial statements do not include the accounts of San Jose.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the three months ended March 31:

                            1994                 1993
                   ------------------------------------------
                  GAAP BASIS   TAX BASIS  GAAP BASISTAX BASIS
                  ----------   ---------  -------------------
Net earnings
 (loss). . . . . .$(2,331,659)(1,120,321)    450,381 (408,924)
Net earnings
 (loss) per
 limited partner-
 ship interest . .$    (11.80)     (5.67)       2.28    (2.07)
                 ===========   =========     ======= ========

     The net earnings (loss) per limited partnership interest is based on the number of limited partnership interests outstanding at the end of each period (189,684).

     Certain amounts in the 1993 consolidated financial statements have been reclassified to conform with the 1994 presentation.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies cash receipts and payments

                JMB INCOME PROPERTIES, LTD. - XII
                     (A LIMITED PARTNERSHIP)
                    AND CONSOLIDATED VENTURES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity. None of the Partnership's investments in U.S. Government obligations were classified as cash equivalents at March 31, 1994 and December 31, 1993.


(2)  INVESTMENT PROPERTIES

     (a) General

     The Partnership has acquired, either directly or through joint ventures, three shopping centers, two office buildings and an office complex. The Partnership sold, through JMB/Rivers, its interest in Mid Rivers Mall in January 1992. All the remaining properties were in operation at March 31, 1994.

     (b)  Plaza Hermosa

     During September 1986, the Partnership acquired a multi-building neighborhood shopping center in Hermosa Beach, California. The Partnership's purchase price for the shopping center was $18,290,000, of which $11,890,000 was paid in cash at closing. The balance of the purchase price is represented by bond financing in the amount of $6,400,000. This financing is secured by a letter of credit facility which is ultimately secured by a deed of trust on the property. The letter of credit facility expired December 31, 1993; however, the Partnership subsequently signed an agreement with the issuer of the letter of credit to extend its expiration date to December 31, 1994. The Partnership is currently evaluating its alternatives, including seeking a long-term extension of the existing letter of credit, replacing the bond financing with a conventional mortgage or retiring the debt with current cash reserves. The existing bond financing is due and payable upon the expiration of the letter of credit, and accordingly, has been classified as a current liability at March 31, 1994 and December 31, 1993. There can be no assurance that any such replacement financing will be secured.


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at March 31, 1994 is a party to four operating venture agreements. The terms of the joint venture agreements generally provide that the Partnership will be allocated or distributed profit and losses, cash flow from operations and sale or refinancing proceeds in the ratio of its interest in the joint ventures as determined by the relative value of the partners' respective capital contributions. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures. There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

                JMB INCOME PROPERTIES, LTD. - XII
                     (A LIMITED PARTNERSHIP)
                    AND CONSOLIDATED VENTURES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (b)  San Jose

     The Partnership has acquired, through San Jose, an interest in an existing office building complex in San Jose, California (Park Center Financial Plaza) consisting of ten office buildings, a parking and retail building (185 Park Avenue) and two parking garage structures.

     The partners of San Jose are the Partnership and JMB Income Properties, Ltd.-XI, another partnership sponsored by the Managing General Partner of the Partnership ("JMB-XI"). The terms of San Jose's partnership agreement generally provide that contributions, distributions, cash flow, sale or refinancing proceeds and profits and losses will be distributed or allocated to the Partnership and JMB-XI in their respective 50% ownership percentages.

     The venture partners notified the tenants in and invitees to the Park Center complex in San Jose that some of the buildings, particularly the 100-130 Park Center Plaza Buildings and the garage below them, could pose a life safety hazard under certain unusually intense earthquake conditions.  While the buildings and the garage were designed to comply with the applicable codes for the period in which they were constructed, and there is no legal requirement to upgrade the buildings for seismic purposes, the venture partners are working with consultants to analyze ways in which such a potential life safety hazard could be eliminated. In addition, tenants occupying approximately 110,000 square feet (approximately 26% of the building) of the Park Center Plaza investment property have leases that expire in 1995, for which there can be no assurance of renewals. However, since the costs of both re-leasing space and any seismic program could be substantial, the Partnership has commenced discussions with the appropriate lender for additional loan proceeds to pay for all or a portion of these costs. The venture is also continuing to discuss terms for a possible loan extension (which would likely include a partial paydown of the outstanding principal balance) with the mortgage lender on the 150 Almaden and 185 Park Avenue buildings and certain parking areas as the mortgage loan secured by this portion of the complex matured in October 1993 and was only extended to December 1, 1993. However, the Partnership and the lender have not been able to agree upon mutually acceptable terms for a further loan extension and the lender has accelerated the loan. Should an agreement not be reached and as the venture does not have its share of the outstanding loan balance in its reserves in order to retire the loan, it is possible that the lender would exercise its remedies and seek to acquire title to this portion of the complex.  Furthermore, should lender assistance be required to fund significant costs at the 100-130 Park Center Plaza buildings but not be obtained, the venture has decided not to commit any additional significant amounts to this portion of the complex since the likelihood of recovering such
funds through increased capital appreciation is remote.   The result would be
that the Partnership would no longer have an ownership interest in this portion of the complex.

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

                JMB INCOME PROPERTIES, LTD. - XII
                     (A LIMITED PARTNERSHIP)
                    AND CONSOLIDATED VENTURES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (c)  Broad Street

     The Broad Street venture agreement provides that the Partnership will be allocated or distributed profits and losses, cash flow from operations and sale or refinancing proceeds in the ratio of its capital contributions to Broad Street, which is 68.56%. The Partnership and the venture partner (JMB Income Properties, Ltd-X, a partnership sponsored by the Managing General Partner of the Partnership) are current with respect to their required capital contributions to Broad Street.

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

     (d)  Topanga

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

     On January 17, 1994, an earthquake occurred in Los Angeles, California. The epicenter was located in the town of Northridge which is approximately 6 miles from Topanga Plaza Shopping Center. Consequently, significant portions of the mall, including the four major department store tenants who own their own buildings, suffered some casualty damage. The approximately 360,000 square feet of mall shops owned by the Topanga Partnership did not suffer major structural damage. The estimated cost of the repairs at Topanga for which the joint venture is responsible is approximately $9.3 million. The majority of this cost will be subject to recovery under the joint venture's earthquake insurance policy. The deductible on the earthquake casualty, and business interruption coverages is approximately $2.1 million. The Partnership anticipates that it will pay for its share of costs subject to insurance deductibles from its reserves without any material effect on its projected operations for 1994. As of March 31, 1994, Topanga has incurred approximately $2 million of the estimated $9.3 million of costs to repair the mall. Approximately $1.1 million has been reimbursed through insurance proceeds. The remaining amount of approximately $900,000 has been classified as a casualty insurance receivable in the accompanying consolidated financial statements.

                JMB INCOME PROPERTIES, LTD. - XII
                     (A LIMITED PARTNERSHIP)
                    AND CONSOLIDATED VENTURES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As of the date of this report, 102 of the mall's 114 shops have opened, and the remaining shops are expected to open during the upcoming weeks as tenants complete their repairs. Only one of the four major department stores (who own their own stores) has been able to open and it may take several months before the entire center is again open and operating. One department store, Robinson-May, has had a portion of their store condemned by city inspectors. One consequence of this partial condemnation is that Robinson-May has taken back the approximately 25,000 square feet of that store which was leased to the joint venture in 1989. Pursuant to the terms of the lease agreement with the joint venture, Robinson-May was allowed to terminate the lease in the event there was substantial damage to its existing store (as defined). This is expected to represent a loss of approximately $150,000 in annual net income from subleases of the eight tenants which had subleased this space. As a result of the termination of the leasehold for this space from Robinson-May, Topanga has written off approximately $1.2 million which primarily relates to unamortized leasehold improvements. Topanga has recorded an extraordinary loss of $3,540,000 which includes Topanga's share of repair cost of $2.1 million, the write-off of approximately $1.2 million of unamortized leasehold improvements and approximately $240,000 of other contingencies. The earthquake will result in some adverse effect on the operations of the center in the near term; the extent and length of which is not presently determinable.

     The Partnership and its joint venture partner refinanced in January 1992, the existing mortgage notes with replacement financing from the existing mortgage holder in the amount of approximately $59,000,000 which was funded in four stages. Included in the initial funding was the $1,600,000 repayment of advances by an affiliate of the venture partner, the $1,500,000 refinancing of a portion of the existing mortgage and $2,300,000 representing a return to the Partnership of prior contributions used to fund previous costs incurred relating to fire, life and safety regulations and certain releasing costs.
The second funding occurred on December 2, 1992 in the amount of $16,000,000, which was used to paydown interim lines of credit used for certain renovation costs and operational capital expenditures. The third funding of $18,400,000 occurred on February 1, 1993, a portion of which was used to paydown interim lines of credit used for certain renovation costs and the remainder to fund additional renovation costs. The fourth stage refinanced the remaining portion of the existing mortgage of $14,000,000 upon its maturity in June 1993. The loan, aggregating $59,000,000, represents the new loan of $43,500,000 and the refinancing of the existing loans of $15,500,000. The term of the new loan began June 1, 1993 with monthly principal and interest payments and matures January 31, 2002. It carries an interest rate of 10.125%. The Topanga joint venture funded certain renovation costs through a line of credit bearing interest at 10.125% with various maturity dates. The line of credit was paid by the additional loan fundings discussed above.

     The joint venture partner has agreed to advance the joint venture funds for expenses incurred for certain redevelopment costs related to the expansion of Topanga Plaza. The balance of these advances was $735,000 at March 31, 1994 and December 31, 1993, respectively. Such advances will be repaid to the joint venture partner as funds are made available from operations. Construction period interest of approximately $0 and $80,800, has been capitalized for the three months ended March 31, 1994 and 1993, respectively.

     The shopping center is subject to fire, life and safety code and ordinance requirements, which have changed since the property's original construction. Accordingly, the Partnership intends to comply with such revised regulations and fund certain retrofit costs. In conjunction with the renovation, a substantial portion of certain retrofit costs have been completed. The Partnership will fund any remaining costs from operations over the next several years, as tenant leases expire, until the entire building conforms to such requirements.

                JMB INCOME PROPERTIES, LTD. - XII
                     (A LIMITED PARTNERSHIP)
                    AND CONSOLIDATED VENTURES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (e)  First Financial

     On May 20, 1987, the Partnership, through First Financial, a joint venture with JMB Income Properties, Ltd.-XIII (a partnership sponsored by an affiliate of the Managing General Partner), acquired an interest in a general partnership ("Encino") with an affiliate of the developer ("Venture Partner") which owns an office building in Encino (Los Angeles), California. First Financial is obligated to make an initial investment in the aggregate amount of $49,850,000 of which approximately $49,812,000 of such contributions have been made to Encino. The Partnership's share of the remaining amounts, approximately $24,000, will be contributed when the Venture Partner complies with certain requirements.

     All of Encino's operating profits and losses before depreciation have been allocated to First Financial in 1994 and 1993.

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


(4)  PARTNERSHIP AGREEMENT

     The Partnership Agreement provides that the General Partners shall receive as a distribution from the sale of a real property by the Partnership amounts equal to the cumulative deferrals of any portion of their 10% cash distribution and 2-1/2% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership, (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the second fiscal quarter of 1986 and (iii) have received cash distributions of sale and refinancing proceeds and of the Partnership's operations, in an amount equal to the Limited Partners' initial capital investment in the Partnership plus a 10% annual return on the Limited Partners' average capital investment. Accordingly, approximately $773,000 of sale proceeds from the sale of the Partnership's interest in Mid Rivers Mall during 1992 has been deferred by the General Partners (note 5).


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1994 and for the three months ended March 31, 1994 and 1993 are as follows:

                JMB INCOME PROPERTIES, LTD. - XII
                     (A LIMITED PARTNERSHIP)
                    AND CONSOLIDATED VENTURES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


                                                   Unpaid at
                             1994       1993    March 31, 1994
                           -------     ------  ---------------
Property management and
 leasing fees. . . . .     $42,393     59,141           --
Insurance commissions.       --            80           --
Reimbursement (at cost)
 for out-of-pocket
 expenses. . . . . . .        340       4,878           86
                           -------     ------          ---
                           $42,733     64,099           86
                           =======     ======          ===

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and the operation of the Partnership's investment properties. The amount of such salaries and direct expenses aggregated $14,595 and $72,561 for the three months ended March 31, 1994 and for the twelve months ended December 31, 1993, respectively, of which $72,561 is unpaid as of March 31, 1994.

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred payment of their distributions of net cash flow and sales proceeds from the Partnership. All amounts deferred or currently payable do not bear interest.

     The Topanga venture has incurred approximately $17,000 and $173,000 of interest expense on affiliated venture partner advances (note 3(d)) for the three months ended March 31, 1994 and 1993, respectively, all of which was paid to an affiliate of the venture partner as of March 31, 1994.


(6)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for the San Jose venture for the three months ended March 31, 1994 and 1993 is as follows:

                                           1994        1993
                                        ----------  ---------
     Total income. . . . . . . . . . . .$2,305,345  2,586,452
                                        ==========  =========
     Operating earnings. . . . . . . . .$  345,742    467,274
                                        ==========  =========
     Net earnings to the Partnership . .$  172,871    233,637
                                        ==========  =========


(7)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1994 and for the three months ended March 31, 1994 and 1993.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At March 31, 1994, the Partnership had cash and cash equivalents of approximately $915,000. Such funds and short-term investments of approximately $21,021,000 are available for working capital requirements including the funding of the Partnership's share of earthquake repair costs at the Topanga Plaza and of releasing costs and capital improvements at the Park Center Financial Plaza, 40 Broad Street and First Financial Plaza properties investment as discussed below and any funds which may be required at the Plaza Hermosa Shopping Center if the Partnership retires the debt when the letter of credit facility, which secures the property, expires as discussed in Note 2(b). The Partnership and its consolidated ventures have currently budgeted in 1994 approximately $4,271,000 for tenant improvements and other capital expenditures which does not include the improvements or additions related to the renovation of Topanga Plaza to be funded through the existing loan as discussed below and in Note 3(d). Such budgeted amounts also exclude the Partnership's share of the January 17, 1994 earthquake repair costs at Topanga Plaza which are estimated to be approximately $2,100,000 (as discussed below and in Note 3(d)). The Partnership's share of such items and its share of similar items for its unconsolidated ventures in 1994 is currently budgeted to be approximately $3,056,000. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. Due to these commitments, the Partnership reduced the operating distribution beginning with the first quarter of 1993.
Additionally, as more fully described in Notes 4 and 5, distributions to the General Partners have been deferred in accordance with the subordination requirements of the Partnership agreement. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's investment properties and through the sale of such investments. To the extent that a property does not produce adequate amounts of cash to meet its needs, the Partnership may withdraw funds from the working capital reserve which it maintains. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its Ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     Overall cash flow returns at Broad Street for the next few years are expected to be lower than originally projected because an additional 13% of the leased and occupied expires during the next two years. In addition, a tenant, occupying approximately 37,000 square feet (approximately 15% of the building), did not renew its lease when it expired in September 1993.
However, subtenants occupying approximately 21,000 square feet whose leases also expired in September 1993 have held over while Broad Street continues to negotiate leases with them. Furthermore, Broad Street has renewed and expanded another tenant, effective July 1, 1993, whose lease was scheduled to expire in December 1994. This tenant has expanded from approximately 18,000 square feet to approximately 35,000 square feet at a market effective rental rate which is lower than its previous lease. The Partnership will continue its aggressive leasing program; however, the downtown New York City market remains extremely competitive due to the significant amount of space available primarily resulting from the layoffs, cutbacks and consolidations by financial service companies and related businesses which dominated this market. In addition to competition for tenants in the downtown Manhattan market from other buildings in the area, there is increasing competition from less expensive alternatives to Manhattan. Rental rates in the downtown market are currently at depressed levels and this can be expected to continue for the foreseeable future while the current vacant space is gradually absorbed. Little, if any, new construction is planned for downtown over the next few years and it is expected that the building will continue to be adversely affected by the lower than originally projected effective rental rates now achieved upon releasing of existing leases which expire over the next few years. Reference is made to Note 3(c) for further discussion of the current status of this investment property.

     The venture partners notified the tenants in and invitees to the Park Center complex in San Jose that some of the buildings, particularly the 100-130 Park Center Plaza Buildings and the garage below them, could pose a life safety hazard under certain unusually intense earthquake conditions. While the buildings and the garage were designed to comply with the applicable codes for the period in which they were constructed, and there is no legal requirement to upgrade the buildings for seismic purposes, the venture partners are working with consultants to analyze ways in which such a potential life safety hazard could be eliminated. In addition, tenants occupying approximately 110,000 square feet (approximately 26% of the building) of the Park Center Plaza investment property have leases that expire in 1995, for which there can be no assurance of renewals. However, since the costs of both re-leasing space and any seismic program could be substantial, the Partnership has commenced discussions with the appropriate lender for additional loan proceeds to pay for all or a portion of these costs.

     The Partnership is also continuing to discuss terms for a possible loan extension (which would likely include a partial paydown of the outstanding principal balance) with the mortgage lender on the 150 Almaden and 185 Park Avenue buildings and certain parking areas as the mortgage loan secured by this portion of the complex matured on October 1, 1993 and was only extended to December 1, 1993. However, the Partnership and the lender have not been able to agree upon mutually acceptable terms for a loan further extension and the lender has accelerated the loan. Should an agreement not be reached and as the Partnership does not have its share of the outstanding loan balance in its reserves in order to retire the loan, it is possible that the lender would exercise its remedies and seek to acquire title to this portion of the complex. Furthermore, should lender assistance be required to fund significant costs at the 100-130 Park Center Plaza buildings but not be obtained, the Partnership has decided not to commit any additional amounts to this portion of the complex since the likelihood of recovering such funds through increased capital appreciation is remote. The result would be that the Partnership would no longer have an ownership interest in this portion of the complex.

     As a result, there is uncertainty about the ability to recover the net carrying value of the property through future operations and sale and accordingly, the JMB/San Jose joint venture has made a provision for value impairment on the 150 Almaden and 185 Park Avenue buildings and certain parking areas of $15,549,935. Such provision at December 31, 1993 is recorded to reduce the net carrying value of these buildings to the then outstanding balance of the related non-recourse financing. The provision was in addition to similar impairments to other portions of the complex taken in earlier years and previously reported. In the event the lender on any portion of the complex exercised its remedies as discussed above, the result would likely be that JMB/San Jose joint venture would no longer have an ownership interest in such portion. In addition, tenants occupying approximately 110,000 square feet (approximately 26% of the buildings) of the Park Center Plaza investment property have leases that expire in 1995, for which there can be no assurance of renewals. See Note 3(b) for further discussion of this investment property.

     On January 17, 1994, an earthquake occurred in Los Angeles, California. The epicenter was located in the town of Northridge which is approximately 6 miles from Topanga Plaza Shopping Center. Consequently, the entire mall, including the 4 major department stores who own their own buildings, suffered some casualty damage. The approximately 360,000 square feet of mall shops owned by the Topanga Partnership did not suffer major structural damage. The estimated cost of the repairs at Topanga for which the joint venture is responsible is approximately $9.3 million. The majority of this cost will be subject to recovery under the joint venture's earthquake insurance policy.
The deductible on the building improvements, furniture and fixtures, and business interruption coverages due to loss of rents is approximately $2.1 million. The Partnership anticipates that it will pay for its share of insurance deductibles from its reserves without any material effect on its projected operations for 1994. As of March 31, 1994, Topanga has incurred approximately $2 million of the estimated $9.3 million of costs to repair the mall. Approximately $1.1 million has been reimbursed through insurance proceeds. The remaining amount of approximately $900,000 has been classified as a casualty insurance receivable in the accompanying consolidated financial statements. As of the date of this report, 102 of the mall's 114 shops have opened, and the remaining shops are expected to open during the upcoming weeks as tenants complete their repairs. Only one of the four major department stores has been able to open and it may take several weeks or months before the entire center is open and operating. One department store, Robinson-May, has had a portion of their store condemned by city inspectors. One consequence of this partial condemnation is that Robinson-May has taken back the approximately 25,000 square feet of that store which was leased to the joint venture in 1989. Pursuant to the terms of the lease agreement with the joint venture, Robinson-May is allowed to terminate the lease in the event there is substantial damage to its existing store (as defined). This is expected to represent the loss of approximately $150,000 in annual net income from subleases of the eight tenants which had subleased this space. As a result of the termination of the leasehold for this space from Robinson-May, Topanga has written off approximately $1.2 million which primarily relates to unamortized leasehold improvements. Topanga has recorded an extraordinary loss of $3,540,000 which includes Topanga's share of repair cost of $2.1 million, the write-off of approximately $1.2 million of unamortized leasehold improvements and approximately $240,000 of other contingencies. The earthquake will result in some adverse effect on the operations of the center in the near term; the extent and length of which is not presently determinable.

     The Partnership and its joint venture partner completed a renovation at the Topanga Plaza Shopping Center during 1992 of approximately $40,000,000.
In conjunction with this renovation and remerchandising, the Partnership secured an extension of the operating covenant for the Nordstrom's department store to the year 2000 from an original expiration date in 1994. In addition, the Broadway store has also committed to operate in the center until the year 2000. The Partnership and its joint venture partner have refinanced the existing mortgage notes with replacement financing from the existing mortgage holder in the aggregate amount of approximately $59,000,000 which was funded in four stages. See Note 3(d) for further discussion of the refinancing of this loan.

     The Plaza Hermosa Shopping Center was developed with proceeds raised through a municipal bond financing. This financing, with an outstanding balance of $6,400,000 at March 31, 1994, is secured by a letter of credit facility which is ultimately secured by a deed of trust on the property. The letter of credit facility expired December 31, 1993; however, the Partnership signed an agreement with the issuer of the letter of credit to extend its expiration date to December 31, 1994. The Partnership is continuing to evaluate its long-term alternatives, which including a long-term extension of the existing letter of credit, replacing the bond financing with a conventional mortgage or retiring the debt with current cash reserves. The existing bond financing is due and payable upon the expiration of the letter of credit, and accordingly, has been classified as a current liability at March 31, 1994. There can be no assurance that any such replacement financing will be secured.

     In 1995, the leases of tenants occupying approximately 33,000 square feet (approximately 35% of the property) at the Plaza Hermosa Shopping Center expire. Although the Partnership has received indications that some of these tenants will renew, there can be no assurance that such renewals will take place.

     In July 1993, at the First Financial Plaza office building, a tenant, Mitsubishi vacated its approximate 8,100 square feet prior to its lease expiration of January 1997 and continues to pay rent pursuant to its lease obligation. In 1994, leases representing approximately 20% of the leasable square footage are scheduled to expire. Although renewal discussions with the majority of these tenants have been favorable, there can be no assurance that these tenants will renew their leases upon expiration. The Los Angeles office market in general and the Encino submarket in particular have become extremely competitive resulting in higher rental concession granted to tenants and flat or decreasing market rental rates. Furthermore, due to the recession in southern California and to concerns regarding certain tenants' ability to perform under current lease terms, the venture has granted rent deferrals and other forms of rent relief to several tenants including First Financial Housing, an affiliate of the unaffiliated venture partner. The property incurred minimal damage as a result of the earthquake in southern California on January 17, 1994.

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

     Though the economy has recently shown signs of improvement and financing is generally becoming more available for certain types of higher-quality properties in healthy markets, real estate lenders are typically requiring a lower loan-to-value ratio for mortgage financing than in the past. This has made it difficult for owners to refinance real estate assets at their current debt levels unless the value of the underlying property has appreciated significantly. As a consequence, and due to the weakness of some of the local real estate markets in which the Partnership's properties operate, the Partnership is taking steps to preserve its working capital.

RESULTS OF OPERATIONS

     The increase in prepaid expenses at March 31, 1994 as compared to December 31, 1993 is primarily due to the prepayment of real estate taxes of approximately $495,000 due at 40 Broad Street.

     The casualty insurance receivable balance at March 31, 1994 represents a portion of repair costs to be reimbursed through insurance proceeds. See Note 3(d).

     The increase in accounts payable at March 31, 1994 as compared to December 31, 1993 is primarily due to approximately $3 million of earthquake repair costs accrued at Topanga Plaza.

     The increase in accrued real estate taxes at March 31, 1994 as compared to December 31, 1993 is primarily due to the timing of payments of approximately $64,000 at the Plaza Hermosa Shopping Center, approximately $121,000 at the First Financial Plaza and approximately $161,000 at the Topanga Plaza.

     The decrease in rental income for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 is primarily due to 40 Broad Street achieving lower effective rental rates upon re-leasing of vacant space.

     Depreciation expense increased for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 primarily due to fixed asset additions during the last quarter of 1993 at Topanga Plaza and 40 Broad Street.

     The increase in property operating expenses at March 31, 1994 as compared to March 31, 1993 is primarily due to increased repairs and maintenance at 40 Broad Street.

     The increase in amortization of deferred expenses for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 is primarily due to the capitalization of certain expenses related to the renovation of Topanga Plaza.

     The decrease in Partnership's share of operations of unconsolidated ventures for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 is primarily due to a decrease in parking income at Park Center Plaza.

     The increase in venture partners' share of ventures' operations for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 is primarily due to losses resulting from the earthquake at Topanga Plaza.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                        OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                          1993                          1994
                                              -------------------------------------------------------------
                                                    At      At     At     At      At     At     At      At
                                                   3/31    6/30   9/30  12/31    3/31   6/30   9/30   12/31
                                                   ----    ----   ----  -----    ----   ----  -----   -----
1. Park Center Financial Plaza
    San Jose, California . . . . . . . . . . .      89%     88%    84%    84%     83%

2. Topanga Plaza
    Los Angeles, California. . . . . . . . . .      85%     82%    89%    94%     90%

3. 40 Broad Street
    New York, New York . . . . . . . . . . . .      82%     82%    67%    79%     80%

4. Plaza Hermosa Shopping Center
    Hermosa Beach, California. . . . . . . . .      95%     92%    92%    92%     81%

5. First Financial Plaza
    Encino (Los Angeles), California . . . . .      85%     88%    84%    85%     84%



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits

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

              10-A. Acquisition documents including the venture agreement relating to the purchase by the Partnership of Topanga Plaza in Los Angeles, California, are hereby incorporated by reference to the Partnership's report on Form 8-K (File No. 0-16108) dated December 31, 1985.

              10-B. Acquisition documents including the venture agreement relating to the purchase by the Partnership of First Financial Plaza in Encino, California are hereby incorporated by reference to the Partnership's report on Form 8-K (File No. 0-16108) dated June 3, 1987.

              10-C. Acquisition documents including the venture agreement relating to the purchase by the Partnership of 40 Broad Street in New York, New York, are hereby incorporated by reference to the Partnership's report on Form 8-K (File No. 0-16108) dated December 31, 1985.

              10-D. Sale documents and exhibits thereto relating to the sale of the Partnership's interest in Mid Rivers Mall in St. Peters (St. Louis), Missouri are hereby incorporated by reference to the Partnership's report on Form 8-K (File No. 0-16108) dated February 18, 1992.

      (b)     Reports on Form 8-K

                   The Partnership's report on Form 8-K dated February 28,
1994 describing the January 17, 1994 earthquake in Los Angeles, California, and its impact on Topanga Plaza Shopping Center.

                           SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 JMB INCOME PROPERTIES, LTD. - XII

                 BY:  JMB Realty Corporation
                      (Managing General Partner)




                      By:  GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                      Date:May 11, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                      Date:May 11, 1994