Form 10-Q
period 1994-06-30
JMB INCOME PROPERTIES LTD XII
filed 1994-08-15
CIK 765813

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q



           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended June 30, 1994Commission file number 0-16108



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

                        TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . .     16




PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . .     21

Item 6.  Exhibits and Reports on Form 8-K. . . . . .     22



PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                            JMB INCOME PROPERTIES, LTD. - XII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                                               CONSOLIDATED BALANCE SHEETS

                                           JUNE 30, 1994 AND DECEMBER 31, 1993
                                                       (UNAUDITED)

                                                         ASSETS
                                                         ------
                                                                                          JUNE 30,         DECEMBER 31,
                                                                                            1994              1993
                                                                                        ------------       -----------
Current assets:
    Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . .      $  6,354,911         1,470,860
    Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . .        14,178,518        21,966,316
    Rents and other receivables, net of allowance for doubtful accounts of
      $825,297 at June 30, 1994 and $481,694 at December 31, 1993. . . . . . . . .         2,248,898         2,025,743
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           961,236           267,718
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,405,504         1,393,527
    Casualty insurance receivable (note 3(d)). . . . . . . . . . . . . . . . . . .           773,078             --
                                                                                        ------------       -----------
           Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . .        25,922,145        27,124,164
                                                                                        ------------       -----------

Investment properties, at cost (note 2):
    Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        23,074,253        23,074,253
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . .       177,978,912       176,419,717
                                                                                        ------------       -----------
                                                                                         201,053,165       199,493,970
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . .        44,507,519        41,724,753
                                                                                        ------------       -----------

           Total investment properties, net of accumulated depreciation. . . . . .       156,545,646       157,769,217

Investment in unconsolidated ventures, at equity (notes 1 and 6) . . . . . . . . .         4,026,557         3,720,296
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,982,364         4,788,858
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,682,767         1,649,035
                                                                                        ------------       -----------

                                                                                        $193,159,479       195,051,570
                                                                                        ============       ===========
                                            JMB INCOME PROPERTIES, LTD. - XII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS - CONTINUED


                                       LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                       ------------------------------------------
                                                                                          JUNE 30,         DECEMBER 31,
                                                                                            1994              1993
                                                                                        ------------       -----------
Current liabilities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    964,870             --
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . .         7,004,878         6,972,571
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,506,028           969,433
  Construction costs payable . . . . . . . . . . . . . . . . . . . . . . . . . . .           363,486           537,400
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            78,801            17,803
                                                                                        ------------       -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .        11,918,063         8,497,207
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           500,161           410,232
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . .        87,300,023        87,612,869
Advances from affiliates (note 3(d)) . . . . . . . . . . . . . . . . . . . . . . .           735,000           735,000
                                                                                        ------------       -----------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .       100,453,247        97,255,308
Venture partners' subordinated equity in ventures. . . . . . . . . . . . . . . . .        21,191,420        22,872,422
Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11,123            11,123
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .           544,395           642,630
                                                                                        ------------       -----------
                                                                                             555,518           653,753
                                                                                        ------------       -----------
  Limited partners (189,684 interests):
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . .       171,306,452       171,306,452
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (26,142,461)      (23,784,830)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .       (74,204,697)      (73,251,535)
                                                                                        ------------       -----------
                                                                                          70,959,294        74,270,087
                                                                                        ------------       -----------
          Total partners' capital accounts . . . . . . . . . . . . . . . . . . . .        71,514,812        74,923,840
                                                                                        ------------       -----------
Commitments and contingencies (notes 2, 3 and 5)
                                                                                        $193,159,479       195,051,570
                                                                                        ============       ===========



                              See accompanying notes to consolidated financial statements.

                                            JMB INCOME PROPERTIES, LTD. - XII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                    THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                                       (UNAUDITED)
                                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                              JUNE 30                 JUNE 30
                                                                  ------------------------------------------------------
                                                                         1994         1993        1994        1993
                                                                     ------------  ---------- ------------------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 6,873,070   7,551,237   13,604,981  14,661,120
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . .      185,525     211,279      364,366     412,051
                                                                      -----------  ----------   ----------  ----------
                                                                        7,058,595   7,762,516   13,969,347  15,073,171
                                                                      -----------  ----------   ----------  ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . .    2,364,890   2,289,355    4,737,868   4,596,201
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,382,533   1,298,485    2,782,766   2,594,383
  Property operating expenses. . . . . . . . . . . . . . . . . . . .    3,440,339   3,561,327    6,986,292   6,922,019
  Professional services. . . . . . . . . . . . . . . . . . . . . . .      135,499     112,448      218,096     211,048
  Amortization of deferred expenses. . . . . . . . . . . . . . . . .      272,099     116,342      527,079     231,294
  General and administrative . . . . . . . . . . . . . . . . . . . .       38,736      72,807      131,119     144,117
                                                                      -----------  ----------   ----------  ----------
                                                                        7,634,096   7,450,764   15,383,220  14,699,062
                                                                      -----------  ----------   ----------  ----------
           Operating earnings (loss) . . . . . . . . . . . . . . . .     (575,501)    311,752   (1,413,873)    374,109
Partnership's share of operations of unconsolidated ventures
  (notes 1 and 6). . . . . . . . . . . . . . . . . . . . . . . . . .      133,390     160,391      306,261     467,275
Venture partners' share of ventures' operations before extraordinary
  item (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . .      317,904      40,174      704,946     194,561
                                                                      -----------  ----------   ----------  ----------
          Net operating earnings (loss) before extraordinary item. .     (124,207)    512,317     (402,666)  1,035,945
Extraordinary item (net of venture partners' share of $1,486,800) (note 3(d))--         --      (2,053,200)      --
                                                                      -----------  ----------   ----------  ----------
          Net earnings (loss). . . . . . . . . . . . . . . . . . . .  $  (124,207)    512,317   (2,455,866)  1,035,945
                                                                      ===========  ==========   ==========  ==========
          Net earnings (loss) per limited partnership
            interest (note 1):
            Net operating earnings (loss). . . . . . . . . . . . . .  $      (.63)       2.59        (2.04)       5.24
            Extraordinary item . . . . . . . . . . . . . . . . . . .        --          --          (10.39)      --
                                                                      -----------  ----------   ----------  ----------
              Net earnings (loss). . . . . . . . . . . . . . . . . .  $      (.63)       2.59       (12.43)       5.24
                                                                      ===========  ==========   ==========  ==========
          Cash distributions per limited partnership interest. . . .  $      2.50        2.50         5.00        7.50
                                                                      ===========  ==========   ==========  ==========

                              See accompanying notes to consolidated financial statements.

                                            JMB INCOME PROPERTIES, LTD. - XII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                                       (UNAUDITED)
                                                                                                  1994         1993
                                                                                              ------------ -----------
Cash flows from operating activities:
  Net earnings (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $(2,455,866)  1,035,945
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,782,766   2,594,383
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     527,079     231,294
    Partnership's share of operations of unconsolidated ventures . . . . . . . . . . . . . . .    (306,261)   (467,275)
    Venture partners' share of ventures' operations and extraordinary item . . . . . . . . . .  (2,191,746)   (194,561)
    Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,540,000       --
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (223,155)   (464,684)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (693,518)   (885,774)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (11,977)      4,057
    Casualty insurance receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (773,078)      --
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (33,732)     61,795
    Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     964,870       --
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     170,720    (129,474)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --       (157,852)
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      60,998    (204,811)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      89,929      15,476
                                                                                              ------------ -----------

          Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . .   1,447,029   1,438,519
                                                                                              ------------ -----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments . . . . . . . . . . . . . . .   7,787,798  (2,418,790)
  Additions to investment properties, net of related payables. . . . . . . . . . . . . . . . .  (2,907,234) (7,096,655)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (720,585)   (348,963)
                                                                                              ------------ -----------
          Net cash provided by (used in) investing activities. . . . . . . . . . . . . . . . .   4,159,979  (9,864,408)
                                                                                              ------------ -----------

                                            JMB INCOME PROPERTIES, LTD. - XII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                                                                  1994         1993
                                                                                              ------------ -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (280,539)   (154,345)
  Decrease in other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .       --     (9,650,000)
  Proceeds from refinancings of debt (note 3(d)) . . . . . . . . . . . . . . . . . . . . . . .       --     18,400,000
  Advances from affiliate. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --        735,000
  Venture partners' contributions to venture . . . . . . . . . . . . . . . . . . . . . . . . .     510,744      40,653
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (953,162) (1,429,743)
                                                                                              ------------ -----------
          Net cash provided by (used in) financing activities. . . . . . . . . . . . . . . . .    (722,957)  7,941,565
                                                                                              ------------ -----------
          Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . .$  4,884,051    (484,324)
                                                                                              ============ ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . .$  4,737,868   4,754,053
                                                                                              ============ ===========
  Non-cash investing and financing activities:
    Write-off of assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  1,174,125       --
    Change in accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,365,875       --
                                                                                              ------------ -----------
          Total extraordinary item - earthquake damage at Topanga Mall (note 3(d)) . . . . . .$  3,540,000       --
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

                     JUNE 30, 1994 AND 1993

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

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the six months ended June 30:

                            1994                 1993
                   ------------------------------------------
                  GAAP BASIS   TAX BASIS  GAAP BASIS   TAX BASIS
                  ----------   ---------  ----------   ---------
Net earnings
 (loss). . . . . .$(2,455,866)(2,257,250)  1,035,945  (1,278,990)
Net earnings
 (loss) per
 limited partner-
 ship interest . .$    (12.43)    (11.42)       5.24       (6.47)
                 ===========   =========   ===========  ========

     The net earnings (loss) per limited partnership interest is based on the number of limited partnership interests outstanding at the end of each period (189,684).

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies cash receipts and payments

                JMB INCOME PROPERTIES, LTD. - XII
                     (A LIMITED PARTNERSHIP)
                    AND CONSOLIDATED VENTURES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($5,937,817 at June 30, 1994 and none at December 31, 1993) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the investors rather than the Partnership.

However, in certain circumstances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.


(2)  INVESTMENT PROPERTIES

     (a) General

     The Partnership has acquired, either directly or through joint ventures, three shopping centers, two office buildings and an office complex. The Partnership sold, through JMB/Rivers, its interest in Mid Rivers Mall in January 1992. All the remaining properties were in operation at June 30, 1994.

     (b)  Plaza Hermosa

     During September 1986, the Partnership acquired a multi-building neighborhood shopping center in Hermosa Beach, California. The Partnership's purchase price for the shopping center was $18,290,000, of which $11,890,000 was paid in cash at closing. The balance of the purchase price is represented by bond financing in the amount of $6,400,000. This financing is secured by a letter of credit facility which is ultimately secured by a deed of trust on the property. The letter of credit facility expired December 31, 1993; however, the Partnership subsequently signed an agreement with the issuer of the letter of credit to extend its expiration date to December 31, 1994. Subsequent to the end of the quarter, the Partnership has reached an agreement in principle for a replacement letter of credit with a new lender and is in the process of negotiating the loan documents. The existing bond financing is due and payable upon the expiration of the letter of credit, and accordingly, has been classified as a current liability at June 30, 1994 and December 31, 1993. There can be no assurance that any such replacement financing will be finalized, in which case the Partnership will need to retire the bond financing with its current cash reserves.


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at June 30, 1994 is a party to four operating venture agreements. The terms of the joint venture agreements generally provide that the Partnership will be allocated or distributed profit and losses, cash flow from operations and sale or refinancing proceeds in the ratio of its interest in the joint ventures as determined by the relative value of the partners' respective capital contributions. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as

                JMB INCOME PROPERTIES, LTD. - XII
                     (A LIMITED PARTNERSHIP)
                    AND CONSOLIDATED VENTURES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


a general partner, the Partnership may be required to make additional cash contributions to the ventures. There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

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

     San Jose notified the tenants in and invitees to the Park Center complex in San Jose that some of the buildings, particularly the 100-130 Park Center Plaza Buildings and the garage below them, could pose a life safety hazard under certain unusually intense earthquake conditions. While the buildings and the garage were designed to comply with the applicable codes for the period in which they were constructed, and there is no legal requirement to upgrade the buildings for seismic purposes, San Jose is working with consultants to analyze ways in which such a potential life safety hazard could be eliminated. In addition, tenants occupying approximately 110,000 square feet (approximately 26% of the building) of the Park Center Plaza investment property have leases that expire in 1995, for which there can be no assurance of renewals. However, since the costs of both re-leasing space and any seismic program could be substantial, San Jose has commenced discussions with the appropriate lender for additional loan proceeds to pay for all or a portion of these costs. San Jose is also continuing to discuss terms for a possible loan extension (which would likely include a partial paydown of the outstanding principal balance of approximately $2.5 million) with the mortgage lender on the 150 Almaden and 185 Park Avenue buildings and certain parking areas as the mortgage loan secured by this portion of the complex matured in October 1993 and was only extended to December 1, 1993. San Jose and the lender have been able to agree, in principle, upon mutually acceptable terms for a further loan extension. However, San Jose still must negotiate terms to an acceptable set of loan documents before the loan can be extended. Should a final loan agreement not be reached and as San Jose does not have its share of the outstanding loan balance in its reserves in order to retire the loan, it is possible that the lender would exercise its remedies and seek to acquire title to this portion of the complex. Furthermore, should lender assistance be required to fund significant costs at the 100-130 Park Center Plaza buildings but not be obtained, San Jose has decided not to commit any additional significant amounts to this portion of the complex since the likelihood of recovering such funds through increased capital appreciation is
remote.   The result would be that the Partnership would no longer have an ownership interest in this portion of the complex.

     As a result, there is uncertainty about the ability to recover the net carrying value of the property through future operations and sale and accordingly, San Jose has made a provision for value impairment on the 150 Almaden and 185 Park Avenue buildings and certain parking areas of $15,549,935. Such provision at September 30, 1993 was recorded to reduce the

                JMB INCOME PROPERTIES, LTD. - XII
                     (A LIMITED PARTNERSHIP)
                    AND CONSOLIDATED VENTURES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

net carrying value of these buildings to the then outstanding balance of the related non-recourse financing. In the event the lender on any portion of the complex exercised its remedies as discussed above, the result would likely be that San Jose would no longer have an ownership interest in such portion.

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

     On January 17, 1994, an earthquake occurred in Los Angeles, California. The epicenter was located in the town of Northridge which is approximately 6 miles from Topanga Plaza Shopping Center. Consequently, significant portions of the mall, including the four major department store tenants who own their own buildings, suffered some casualty damage. The approximately 360,000 square feet of mall shops owned by the Topanga Partnership did not suffer major structural damage. The estimated cost of the repairs at Topanga for which the joint venture is responsible is approximately $9.8 million. The majority of this cost will be subject to recovery under the joint venture's earthquake insurance policy. The deductible on the earthquake casualty, and business interruption coverages is approximately $2.1 million. The Partnership anticipates that it will pay for its share of costs subject to

                JMB INCOME PROPERTIES, LTD. - XII
                     (A LIMITED PARTNERSHIP)
                    AND CONSOLIDATED VENTURES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


insurance deductibles from its reserves without any material effect on its projected operations for 1994. As of June 30, 1994, Topanga has incurred approximately $4.8 million of the estimated $9.8 million of costs to repair the mall. Approximately $4 million has been reimbursed through insurance proceeds. The remaining amount of approximately $800,000 has been classified as a casualty insurance receivable in the accompanying consolidated financial statements.

     As of the date of this report, 108 of the mall's 114 shops have opened, and the remaining shops are expected to open during the upcoming weeks as tenants complete their repairs. Only two of the four major department stores (who own their own stores) have been able to open and it may take several months before the entire center is again open and operating. One department store, Robinson-May, has had a portion of their store condemned by city inspectors. One consequence of this partial condemnation is that Robinson-May has taken back the approximately 25,000 square feet of that store which was leased to the joint venture in 1989. Pursuant to the terms of the lease agreement with the joint venture, Robinson-May was allowed to terminate the lease in the event there was substantial damage to its existing store (as defined). This is expected to represent a loss of approximately $150,000 in annual net income from subleases of the eight tenants which had subleased this space. As a result of the termination of the leasehold for this space from Robinson-May, Topanga has written off approximately $1.2 million which primarily relates to unamortized leasehold improvements. Topanga has recorded an extraordinary loss of $3,540,000 which includes Topanga's share of repair cost of $2.1 million, the write-off of approximately $1.2 million of unamortized leasehold improvements and approximately $240,000 of other contingencies. The earthquake will result in some adverse effect on the operations of the center in the near term; the extent and length of which and the degree to which such may be subject to insurance recoveries is not presently determinable.

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

     The joint venture partner has agreed to advance the joint venture funds for expenses incurred for certain redevelopment costs related to the expansion of Topanga Plaza. The balance of these advances was $735,000 at June 30, 1994 and December 31, 1993. Such advances will be repaid to the joint venture partner as funds are made available from operations. Construction period interest of approximately $0 and $131,000, has been capitalized for the six months ended June 30, 1994 and 1993, respectively.

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

                JMB INCOME PROPERTIES, LTD. - XII
                     (A LIMITED PARTNERSHIP)
                    AND CONSOLIDATED VENTURES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1994 and for the six months ended June 30, 1994 and 1993 are as follows:

                                                   Unpaid at
                             1994       1993     June 30, 1994
                           -------     ------    -------------
Property management and
 leasing fees. . . . .    $ 90,873    124,023           --
Insurance commissions.      46,818     58,358           --
Reimbursement (at cost)
 for out-of-pocket
 expenses. . . . . . .         463      4,937           34
                          --------    -------          ---
                          $138,154    187,318           34
                          ========    =======          ===

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and the operation of the Partnership's investment properties. The amount of such salaries and direct expenses aggregated $21,154 and $72,561 for the six months ended June 30, 1994 and for the twelve months ended December 31, 1993, respectively, of which $72,561 is unpaid as of June 30, 1994 and all of which has been paid as of the date of this report.

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred payment of their distributions of net cash flow and sales proceeds from the Partnership. The amount of such deferred distributions was approximately $7,360,000 as of June 30, 1994. All amounts deferred or currently payable do not bear interest.

     The Topanga venture has incurred approximately $27,000 and $199,000 of interest expense on affiliated venture partner advances (note 3(d)) for the six months ended June 30, 1994 and 1993, respectively, all of which was paid to an affiliate of the venture partner as of June 30, 1994.

(6)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for the San Jose venture for the six months ended June 30, 1994 and 1993 is as follows:

                                           1994        1993
                                        ----------  ---------
     Total income. . . . . . . . . . . .$4,720,324  5,176,907
                                        ==========  =========
     Operating earnings. . . . . . . . .$  612,523    934,549
                                        ==========  =========
     Net earnings to the Partnership . .$  306,262    467,274
                                        ==========  =========

(7)  SUBSEQUENT EVENT - PARK CENTER PLAZA

     During August 1994, San Jose received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex for an approved Agency project. The price offered is deemed by the Agency to be just compensation in compliance with applicable State and Federal laws. San Jose

                JMB INCOME PROPERTIES, LTD. - XII
                     (A LIMITED PARTNERSHIP)
                    AND CONSOLIDATED VENTURES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


is currently investigating its options with regard to the Agency's offer. Should the Agency proceed to purchase the property, San Jose would likely recognize a gain for financial reporting and Federal income tax purposes. However, there can be no assurance that this proceeding will be consummated on any terms.


(8)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1994 and for the three and six months ended June 30, 1994 and 1993.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At June 30, 1994, the Partnership had cash and cash equivalents of approximately $6,355,000. Such funds and short-term investments of approximately $14,179,000 are available for working capital requirements including the funding of the Partnership's share of earthquake repair costs at the Topanga Plaza and of releasing costs and capital improvements at the Park Center Financial Plaza, 40 Broad Street and First Financial Plaza properties investment as discussed below, any funds which may be required at the Plaza Hermosa Shopping Center if the Partnership retires the debt when the letter of credit facility, which secures the property, expires as discussed in Note 2(b), and to repay the bank overdrafts at 40 Broad Street and Topanga Plaza (which were repaid subsequent to the end of the quarter). The Partnership and its consolidated ventures have currently budgeted in 1994 approximately $4,271,000 for tenant improvements and other capital expenditures which does not include the improvements or additions related to the renovation of Topanga Plaza to be funded through the existing loan as discussed below and in Note 3(d). Such budgeted amounts also exclude the Partnership's share of the January 17, 1994 earthquake repair costs at Topanga Plaza which are estimated to be approximately $2,100,000 (as discussed below and in Note 3(d)). The Partnership's share of such items and its share of similar items for its unconsolidated ventures in 1994 is currently budgeted to be approximately $3,056,000. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. Due to these commitments, the Partnership reduced the operating distribution beginning with the first quarter of 1993. Additionally, as more fully described in Notes 4 and 5, distributions to the General Partners have been deferred in accordance with the subordination requirements of the Partnership agreement. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's investment properties and through the sale of such investments. To the extent that a property does not produce adequate amounts of cash to meet its needs, the Partnership may withdraw funds from the working capital reserve which it maintains. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its Ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     Overall cash flow returns at Broad Street for the next few years are expected to be lower than originally projected because an additional 13% of the leased and occupied space expires during the next two years. In addition, a tenant, occupying approximately 37,000 square feet (approximately 15% of the building), did not renew its lease when it expired in September 1993. Furthermore, Broad Street had renewed and expanded another tenant, effective July 1, 1993, whose lease was scheduled to expire in December 1994. This tenant had expanded from approximately 18,000 square feet to approximately 35,000 square feet at a market effective rental rate which was lower than its previous lease. The Partnership will continue its aggressive leasing program; however, the downtown New York City market remains extremely competitive due to the significant amount of space available primarily resulting from the layoffs, cutbacks and consolidations by financial service companies and related businesses which dominated this market. In addition to competition for tenants in the downtown Manhattan market from other buildings in the area, there is increasing competition from less expensive alternatives to Manhattan.

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

     San Jose notified the tenants in and invitees to the Park Center complex that some of the buildings, particularly the 100-130 Park Center Plaza Buildings and the garage below them, could pose a life safety hazard under certain unusually intense earthquake conditions. While the buildings and the garage were designed to comply with the applicable codes for the period in which they were constructed, and there is no legal requirement to upgrade the buildings for seismic purposes, San Jose is working with consultants to analyze ways in which such a potential life safety hazard could be eliminated.

In addition, tenants occupying approximately 110,000 square feet (approximately 26% of the building) of the Park Center Plaza investment property have leases that expire in 1995, for which there can be no assurance of renewals. However, since the costs of both re-leasing space and any seismic program could be substantial, San Jose has commenced discussions with the appropriate lender for additional loan proceeds to pay for all or a portion of these costs.

     San Jose is also continuing to discuss terms for a possible loan extension (which would likely include a partial paydown of the outstanding principal balance of approximately $2.5 million) with the mortgage lender on the 150 Almaden and 185 Park Avenue buildings and certain parking areas as the mortgage loan secured by this portion of the complex matured on October 1, 1993 and was only extended to December 1, 1993. San Jose and the lender have been able to agree, in principle, upon mutually acceptable terms for a further loan extension. However, San Jose still must negotiate terms to an acceptable set of loan documents before the loan can be extended. Should a final agreement not be reached and as San Jose does not have its share of the outstanding loan balance in its reserves in order to retire the loan, it is possible that the lender would exercise its remedies and seek to acquire title to this portion of the complex. Furthermore, should lender assistance be required to fund significant costs at the 100-130 Park Center Plaza buildings but not be obtained, San Jose has decided not to commit any additional amounts to this portion of the complex since the likelihood of recovering such funds through increased capital appreciation is remote. The result would be that San Jose would no longer have an ownership interest in this portion of the complex.

     As a result, there is uncertainty about the ability to recover the net carrying value of the property through future operations and sale and accordingly, San Jose has made a provision for value impairment on the 150 Almaden and 185 Park Avenue buildings and certain parking areas of $15,549,935. Such provision at December 31, 1993 is recorded to reduce the net carrying value of these buildings to the then outstanding balance of the related non-recourse financing. The provision was in addition to similar impairments to other portions of the complex taken in earlier years and previously reported. In the event the lender on any portion of the complex exercised its remedies as discussed above, the result would likely be that San Jose would no longer have an ownership interest in such portion. See Note 3(b) for further discussion of this investment property.

     On January 17, 1994, an earthquake occurred in Los Angeles, California. The epicenter was located in the town of Northridge which is approximately 6 miles from Topanga Plaza Shopping Center. Consequently, significant portions of the mall, including the 4 major department stores who own their own buildings, suffered some casualty damage. The approximately 360,000 square feet of mall shops owned by the Topanga Partnership did not suffer major structural damage. The estimated cost of the repairs at Topanga for which the joint venture is responsible is approximately $9.8 million. The majority of this cost will be subject to recovery under the joint venture's earthquake insurance policy. The deductible on the building improvements, furniture and fixtures, and business interruption coverages due to loss of rents is approximately $2.1 million. The Partnership anticipates that it will pay for its share of insurance deductibles from its reserves without any material effect on its projected operations for 1994. As of June 30, 1994, Topanga has incurred approximately $4.8 million of the estimated $9.8 million of costs to repair the mall. Approximately $4 million has been reimbursed through insurance proceeds. The remaining amount of approximately $800,000 has been classified as a casualty insurance receivable in the accompanying consolidated financial statements. As of the date of this report, 108 of the mall's 114 shops have opened, and the remaining shops are expected to open during the upcoming weeks as tenants complete their repairs. Subsequent to the earthquake, sales at the mall shops have temporarily increased due to the greater extent of damage at a nearby competing mall. Only two of the four major department stores have been able to open and it may take several weeks or months before the entire center is open and operating. One department store, Robinson-May, has had a portion of their store condemned by city inspectors. One consequence of this partial condemnation is that Robinson-May has taken back the approximately 25,000 square feet of that store which was leased to the joint venture in 1989. Pursuant to the terms of the lease agreement with the joint venture, Robinson-May is allowed to terminate the lease in the event there is substantial damage to its existing store (as defined). This is expected to represent the loss of approximately $150,000 in annual net income from subleases of the eight tenants which had subleased this space. As a result of the termination of the leasehold for this space from Robinson-May, Topanga has written off approximately $1.2 million which primarily relates to unamortized leasehold improvements. Topanga has recorded an extraordinary loss of $3,540,000 which includes Topanga's share of repair cost of $2.1 million, the write-off of approximately $1.2 million of unamortized leasehold improvements and approximately $240,000 of other contingencies. The earthquake will result in some adverse effect on the operations of the center in the near term; the extent and length of which and the degree to which such may be subject to insurance recoveries is not presently determinable.

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

     The Plaza Hermosa Shopping Center was developed with proceeds raised through a municipal bond financing. This financing, with an outstanding balance of $6,400,000 at June 30, 1994, is secured by a letter of credit facility which is ultimately secured by a deed of trust on the property. The letter of credit facility expired December 31, 1993; however, the Partnership signed an agreement with the issuer of the letter of credit to extend its expiration date to December 31, 1994. Subsequent to the end of the quarter, the Partnership has reached an agreement in principle for a replacement letter of credit with a new lender and is in the process of negotiating the loan documents. The existing bond financing is due and payable upon the expiration of the letter of credit, and accordingly, has been classified as a current liability at June 30, 1994 and December 31, 1993. There can be no assurance that any such replacement financing will be finalized in which case the Partnership will need to retire the bond financing with its current cash reserves.

     In 1995, the leases of tenants occupying approximately 29,000 square feet (approximately 31% of the property) at the Plaza Hermosa Shopping Center expire. Although the Partnership has received indications that some of these tenants will renew, there can be no assurance that such renewals will take place.

     At June 30, 1994, the First Financial Plaza office building is approximately 91% occupied. In July 1993, Mitsubishi vacated its approximate 8,100 square feet prior to its lease expiration of January 1997 and continues to pay rent pursuant to its lease obligation. Including the Mitsubishi lease and other recently executed leases, the building is 94% leased. The Los Angeles office market in general and the Encino submarket in particular have been extremely competitive resulting in higher rental concessions granted to tenants and decreased market rental rates. The decline in rental rates has stabilized in 1994. Furthermore, due to the recession in southern California and concerns regarding certain tenants' ability to perform under their current leases, the venture has granted rent deferrals and other forms of rent relief to several tenants, including First Financial Housing, an affiliate of the unaffiliated venture partner. The property incurred minimal damage as a result of the earthquake in southern California on January 17, 1994; however, the venture has begun to conduct inspections of certain joints in the structural steel frame of the building. It is too early to predict the extent to which additional costs, if any, may be required.

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

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and corresponding decrease in short-term investments at June 30, 1994 as compared to December 31, 1993 is primarily due to a portion of the Partnership's investments in U.S. Government obligations at June 30, 1994 having an original maturity of three months or less. See Note 1.

     The increase in rents and other receivables at June 30, 1994 as compared to December 31, 1993 is primarily due to the timing of receipt of tenant receivables of approximately $206,000 at Topanga Plaza.

     The increase in prepaid expenses at June 30, 1994 as compared to December 31, 1993 is primarily due to the prepayment of real estate taxes of approximately $928,000 due at 40 Broad Street, partially offset by the amortization of insurance premiums at 40 Broad Street and Plaza Hermosa.

     The casualty insurance receivable balance at June 30, 1994 represents a portion of repair costs to be reimbursed through insurance proceeds at Topanga Plaza. See Note 3(d).

     The increase of deferred expenses at June 30, 1994 as compared to December 31, 1993 is primarily due to the payment of lease commissions at 40 Broad Street.

     The increase in bank overdrafts at June 30, 1994 as compared to December 31, 1993 is due to bank overdrafts at Topanga Plaza and 40 Broad Street.

     The increase in accounts payable at June 30, 1994 as compared to December 31, 1993 is primarily due to approximately $3 million of earthquake repair costs accrued at Topanga Plaza.

     The decrease in construction costs payable at June 30, 1994 as compared to December 31, 1993 is due at the timing of payment of construction costs incurred at Topanga Plaza.

     The increase in unearned rents at June 30, 1994 as compared to December 31, 1993 is primarily due to the prepayment of rents at Plaza Hermosa.

     The decrease in rental income for the three and six months ended June 30, 1994 as compared to the three and six months ended June 30, 1993 is primarily due to 40 Broad Street achieving lower effective rental rates upon renewals or upon re-leasing of space previously occupied by tenants paying higher rental rates.

     The decrease in interest income for the three and six months ended June 30, 1994 as compared to the three and six months ended June 30, 1993 is primarily due to lower average invested balances in U.S. Government obligations in 1994.

     Depreciation expense increased for the three and six months ended June 30, 1994 as compared to the three and six months ended June 30, 1993 primarily due to fixed asset additions during the last quarter of 1993 at Topanga Plaza and 40 Broad Street.

     The decrease in property operating expenses for the three months ended June 30, 1994 as compared to the three months ended June 30, 1993 is primarily due to a decrease of approximately $160,000 in real estate taxes at 40 Broad Street. The increase in property operating expenses for the six months ended June 30, 1994 as compared to the six months ended June 30, 1993 is primarily due to increased repairs and maintenance at 40 Broad Street (which are partially recoverable from tenants).

     The increase in amortization of deferred expenses for the three and six months ended June 30, 1994 as compared to the three and six months ended June 30, 1993 is primarily due to the capitalization of certain expenses related to the renovation of Topanga Plaza.

     The decrease in Partnership's share of operations of unconsolidated ventures for the three and six months ended June 30, 31, 1994 as compared to the three and six months ended June 30, 1993 is primarily due to a decrease in parking income at Park Center Plaza.

     The increase in venture partners' share of ventures' operations for the three and six months ended June 30, 1994 as compared to the three and six months ended June 30, 1993 is primarily due to losses resulting from the earthquake at Topanga Plaza.

     The extraordinary item for the six months ended June 30, 1994 is due to the earthquake damage at Topanga Plaza. See Note 3(d).

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                        OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                          1993                          1994
                                              -------------------------------------------------------------
                                                    At      At     At     At      At     At     At      At
                                                   3/31    6/30   9/30  12/31    3/31   6/30   9/30   12/31
                                                   ----    ----   ----  -----    ----   ----  -----   -----
1. Park Center Financial Plaza
    San Jose, California . . . . . . . . . . .      89%     88%    84%    84%     83%    83%

2. Topanga Plaza
    Los Angeles, California. . . . . . . . . .      85%     82%    89%    94%     90%    92%

3. 40 Broad Street
    New York, New York . . . . . . . . . . . .      82%     82%    67%    79%     80%    83%

4. Plaza Hermosa Shopping Center
    Hermosa Beach, California. . . . . . . . .      95%     92%    92%    92%     81%    91%

5. First Financial Plaza
    Encino (Los Angeles), California . . . . .      85%     88%    84%    85%     84%    91%


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits

              4-A.   Mortgage loan agreement between Topanga and
Connecticut General Life Insurance Company dated January 31, 1992 relating to Topanga Plaza in Los Angeles, California is hereby incorporated herein by reference to Exhibit 4-A to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-16108) dated March 19, 1993.

              4-B.   Mortgage loan agreement between First Financial and
The Prudential Insurance Company of America dated November 2, 1987 relating to First Financial Plaza in Encino, California is hereby incorporated herein by reference to Exhibit 4-B to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-16108) dated March 19, 1993.

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

      (b)     Reports on Form 8-K

                   The following reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report.

              (i)    None

                           SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 JMB INCOME PROPERTIES, LTD. - XII

                 BY:  JMB Realty Corporation
                      (Managing General Partner)




                      By:  GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                      Date:August 12, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                      Date:August 12, 1994