Form 10-Q
period 1994-09-30
JMB INCOME PROPERTIES LTD XII
filed 1994-11-14
CIK 765813

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended September 30, 1994    Commission file number 0-16108



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

                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3

Item 2.  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations . . . . . . . . .     17




PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . .     23

Item 6.  Exhibits and Reports on Form 8-K. . . . . .     24



PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                          JMB INCOME PROPERTIES, LTD. - XII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                             CONSOLIDATED BALANCE SHEETS

                                      SEPTEMBER 30, 1994 AND DECEMBER 31, 1993
                                                     (UNAUDITED)

                                                       ASSETS
                                                       ------
                                                                     SEPTEMBER 30, DECEMBER 31,
                                                                         1994         1993
                                                                     ------------  -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . .   $  3,111,254    1,470,860
  Short-term investments (note 1). . . . . . . . . . . . . . . . .     19,577,216   21,966,316
  Rents and other receivables, net of allowance for
    doubtful accounts of $970,656 at September 30,
    1994 and $481,694 at December 31, 1993 . . . . . . . . . . . .      1,671,721    2,025,743
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .        871,284      267,718
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . .        989,752    1,393,527
  Casualty insurance receivable (note 3(d)). . . . . . . . . . . .        413,421        --
                                                                     ------------  -----------
        Total current assets . . . . . . . . . . . . . . . . . . .     26,634,648   27,124,164
                                                                     ------------  -----------
Investment properties, at cost (note 2):
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23,074,253   23,074,253
  Buildings and improvements . . . . . . . . . . . . . . . . . . .    179,312,166  176,419,717
                                                                     ------------  -----------
                                                                      202,386,419  199,493,970
  Less accumulated depreciation. . . . . . . . . . . . . . . . . .     45,898,953   41,724,753
                                                                     ------------  -----------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . . . .    156,487,466  157,769,217

Investment in unconsolidated ventures,
  at equity (notes 1 and 6). . . . . . . . . . . . . . . . . . . .      4,024,305    3,720,296
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .      4,903,973    4,788,858
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . .      1,679,619    1,649,035
                                                                     ------------  -----------

                                                                     $193,730,011  195,051,570
                                                                     ============  ===========

                                          JMB INCOME PROPERTIES, LTD. - XII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                       CONSOLIDATED BALANCE SHEETS - CONTINUED


                                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                     ------------------------------------------

                                                                     SEPTEMBER 30, DECEMBER 31,
                                                                         1994         1993
                                                                     ------------  -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . .   $  7,020,163    6,972,571
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .      3,593,025      969,433
  Construction costs payable . . . . . . . . . . . . . . . . . . .        269,114      537,400
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . .         50,738       17,803
                                                                     ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . . . .     10,933,040    8,497,207
Tenant security deposits . . . . . . . . . . . . . . . . . . . . .        497,547      410,232
Long-term debt, less current portion . . . . . . . . . . . . . . .     87,139,133   87,612,869
Advances from affiliates (note 3(d)) . . . . . . . . . . . . . . .        735,000      735,000
                                                                     ------------  -----------
        Total liabilities. . . . . . . . . . . . . . . . . . . . .     99,304,720   97,255,308
Venture partners' subordinated equity in ventures. . . . . . . . .     21,937,821   22,872,422
Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . .         11,123       11,123
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . .        616,530      642,630
                                                                     ------------  -----------
                                                                          627,653      653,753
                                                                     ------------  -----------
  Limited partners (189,684 interests):
    Capital contributions, net of offering costs . . . . . . . . .    171,306,452  171,306,452
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . .    (24,765,357) (23,784,830)
    Cumulative cash distributions. . . . . . . . . . . . . . . . .    (74,681,278) (73,251,535)
                                                                     ------------  -----------
                                                                       71,859,817   74,270,087
                                                                     ------------  -----------
        Total partners' capital accounts . . . . . . . . . . . . .     72,487,470   74,923,840
                                                                     ------------  -----------
Commitments and contingencies (notes 2, 3 and 5)
                                                                     $193,730,011  195,051,570
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

                                          JMB INCOME PROPERTIES, LTD. - XII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                                     (UNAUDITED)

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30               SEPTEMBER 30
                                         ------------------------------------------------------
                                                1994         1993          1994        1993
                                            -----------   ----------   ----------- -----------
Income:
  Rental income. . . . . . . . . . . . .    $ 7,112,044    7,249,951    22,042,900  21,911,071
  Interest income. . . . . . . . . . . .        270,177      258,505       634,543     670,556
                                            -----------   ----------    ----------  ----------
                                              7,382,221    7,508,456    22,677,443  22,581,627
                                            -----------   ----------    ----------  ----------
Expenses:
  Mortgage and other interest. . . . . .      2,365,946    2,297,249     7,103,814   6,893,450
  Depreciation . . . . . . . . . . . . .      1,391,434    1,297,090     4,174,200   3,891,473
  Property operating expenses. . . . . .      3,581,524    3,584,858    10,567,816  10,506,877
  Professional services. . . . . . . . .         17,992       49,538       236,088     260,586
  Amortization of deferred expenses. . .        264,320      121,058       791,399     352,352
  General and administrative . . . . . .         54,577       37,335       185,696     126,452
                                            -----------   ----------    ----------  ----------
                                              7,675,793    7,387,128    23,059,013  22,031,190
                                            -----------   ----------    ----------  ----------
        Operating earnings (loss). . . .       (293,572)     121,328      (381,570)    550,437
Partnership's share of operations
  of unconsolidated ventures
  (notes 1 and 6). . . . . . . . . . . .         (2,252)  (7,581,153)      304,009  (7,113,878)
Venture partners' share of ventures'
  operations before extraordinary
  item (note 1). . . . . . . . . . . . .        (66,476)     156,095       443,142     350,656
                                            -----------   ----------    ----------  ----------
        Net operating earnings (loss)
          before extraordinary item. . .       (362,300)  (7,303,730)      365,581  (6,212,785)
Extraordinary item (net of venture
  partners' share of $993,667)
  (note 3(d)). . . . . . . . . . . . . .          --           --       (1,372,208)      --
                                            -----------   ----------    ----------  ----------
        Net earnings (loss). . . . . . .    $  (362,300)  (7,303,730)   (1,006,627) (6,212,785)
                                            ===========   ==========    ==========  ==========
                                             JMB INCOME PROPERTIES, LTD. - XII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                                     (UNAUDITED)


                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30               SEPTEMBER 30
                                         ------------------------------------------------------
                                                1994         1993          1994        1993
                                            -----------   ----------   ----------- -----------

        Net earnings (loss) per
         limited partnership
         interest (note 1):
          Net operating earnings
            (loss) . . . . . . . . . . .    $     (1.93)      (36.96)         1.78      (31.44)
          Extraordinary item . . . . . .          --           --            (6.94)      --
                                            -----------   ----------    ----------  ----------

              Net earnings (loss). . . .    $     (1.93)      (36.96)        (5.16)     (31.44)
                                            ===========   ==========    ==========  ==========

        Cash distributions per
          limited partnership
          interest . . . . . . . . . . .    $      2.50         2.50          7.50       10.00
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

                                          JMB INCOME PROPERTIES, LTD. - XII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                     (UNAUDITED)
                                                                         1994          1993
                                                                     ------------  -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(1,006,627)  (6,212,785)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .      4,174,200    3,891,473
    Amortization of deferred expenses. . . . . . . . . . . . . . .        791,399      352,352
    Partnership's share of operations of
      unconsolidated ventures. . . . . . . . . . . . . . . . . . .       (304,009)   7,113,878
    Venture partners' share of ventures' operations
      and extraordinary item . . . . . . . . . . . . . . . . . . .     (1,436,809)    (350,656)
    Write-off of assets. . . . . . . . . . . . . . . . . . . . . .      1,174,125        --
    Extraordinary item . . . . . . . . . . . . . . . . . . . . . .      2,365,875        --
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . .        354,022     (382,643)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .       (603,566)    (751,717)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .        403,775   (1,545,788)
    Casualty insurance receivable. . . . . . . . . . . . . . . . .       (413,421)       --
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .        (30,584)      91,567
    Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . .          --           --
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .        138,609     (158,669)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .          --        (157,852)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .        119,108      326,432
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .         32,935      (74,268)
    Tenant security deposits . . . . . . . . . . . . . . . . . . .         87,315       14,264
                                                                     ------------  -----------
        Net cash provided by operating activities. . . . . . . . .      5,846,347    2,155,588
                                                                     ------------  -----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments . . . . . . . . . . . . . . . . . . . .      2,389,100     (762,626)
  Additions to investment properties,
    net of related payables. . . . . . . . . . . . . . . . . . . .     (4,334,860)  (7,766,450)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .       (906,514)    (731,876)
                                                                     ------------  -----------
        Net cash used in investing activities. . . . . . . . . . .     (2,852,274)  (9,260,952)
                                                                     ------------  -----------
                                            JMB INCOME PROPERTIES, LTD. - XII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                                         1994          1993
                                                                     ------------  -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .       (426,144)    (286,119)
  Decrease in other long-term liabilities. . . . . . . . . . . . .          --      (9,650,000)
  Proceeds from refinancings of debt (note 3(d)) . . . . . . . . .          --      18,400,000
  Advances from affiliate. . . . . . . . . . . . . . . . . . . . .          --         735,000
  Venture partners' contributions to venture . . . . . . . . . . .        547,208       68,159
  Distributions to venture partners. . . . . . . . . . . . . . . .        (45,000)  (1,906,324)
  Distributions to limited partners. . . . . . . . . . . . . . . .     (1,429,743)       --
                                                                     ------------  -----------
        Net cash provided by (used in)
          financing activities . . . . . . . . . . . . . . . . . .     (1,353,679)   7,360,716
                                                                     ------------  -----------
        Net increase in cash and cash equivalents. . . . . . . . .   $  1,640,394      255,352
                                                                     ============  ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .   $  7,103,815    7,051,302
                                                                     ============  ===========
  Non-cash investing and financing activities:
    Change in accounts payable . . . . . . . . . . . . . . . . . .   $  2,365,875        --
                                                                     ------------  -----------
        Total extraordinary item - earthquake damage
          at Topanga Mall (note 3(d)). . . . . . . . . . . . . . .   $  2,365,875        --
                                                                     ============  ===========












                            See accompanying notes to consolidated financial statements.

               JMB INCOME PROPERTIES, LTD. - XII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SEPTEMBER 30, 1994 AND 1993

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

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the nine months ended September 30:

                           1994                  1993
                ----------------------------------------------
                  GAAP BASIS  TAX BASIS GAAP BASIS  TAX BASIS
                  ----------  --------- ----------  ---------
Net loss . . .   $ 1,006,627  3,385,875  6,212,785  2,032,289
Net loss per
 limited
 partnership
 interest. . .    $     5.16      17.14      31.44      10.29
                 =========== ========== ========== ==========

     The net loss per limited partnership interest is based on the number of limited partnership interests outstanding at the end of each period (189,684).

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies cash receipts and payments according to whether they stem from operating, investing or financing activities.
The required information has been segregated and

               JMB INCOME PROPERTIES, LTD. - XII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity. None of the Partnership's investments in U.S. Government obligations were classified as cash equivalents at September 30, 1994 and December 31, 1993.

     In response to the uncertainties relating to the San Jose joint venture's ability to recover the net carrying value of certain buildings within the Park Center Plaza investment property through future operations or sale, San Jose, as a matter of prudent accounting practice, recorded a provision for value impairment at September 30, 1994 on the 100-130 Park Center Plaza building and certain parking areas, and the 170 Almaden building of $944,335, in the aggregate, to reduce the net carrying values to the then outstanding balances of related non-recourse debt. San Jose also recorded a provision for value impairment on the 150 Almaden and 185 Park Avenue buildings and certain parking areas of $15,549,935 at September 30, 1993 to reduce the net carrying value to the then outstanding balance of the related non-recourse debt. These provisions are in addition to similar provisions for other portions of the complex taken in earlier years and previously reported. Reference is made to note 3(b) for further discussion of the current status of this investment property.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the investors rather than the Partnership. However, in certain circumstances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.


(2)  INVESTMENT PROPERTIES

     (a) General

     The Partnership has acquired, either directly or through joint ventures, three shopping centers, two office buildings and an office complex. The Partnership sold, through JMB/Rivers, its interest in Mid Rivers Mall in January 1992. All the remaining properties were in operation at September 30, 1994.

     (b)  Plaza Hermosa

     During September 1986, the Partnership acquired a multi-building neighborhood shopping center in Hermosa Beach, California. The Partnership's purchase price for the shopping center was $18,290,000, of which $11,890,000 was paid in cash at closing. The balance of the purchase price is represented by bond financing in the amount of $6,400,000. This financing is secured by a letter of credit facility which is ultimately secured by a deed of trust on the property. The letter of credit facility expired December 31, 1993; however, the Partnership subsequently signed an agreement with the issuer of the letter of credit to extend its expiration date to December 31, 1994. The Partnership has reached an agreement in principle for a long-term replacement letter of credit with a new lender and is in the process of negotiating the loan documents. The existing bond financing is due and payable upon the expiration of the letter of credit, and accordingly, has been classified as a current liability at September

               JMB INCOME PROPERTIES, LTD. - XII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


30, 1994 and December 31, 1993. There can be no assurance that any such replacement financing will be finalized, in which case the Partnership expects to retire the bond financing with its current cash reserves.


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at September 30, 1994 is a party to four operating venture agreements. The terms of the joint venture agreements generally provide that the Partnership will be allocated or distributed profit and losses, cash flow from operations and sale or refinancing proceeds in the ratio of its interest in the joint ventures as determined by the relative value of the partners' respective capital contributions. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures. There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

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

     During August 1994, San Jose received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex for an approved Agency project for $4,090,000. The price offered is deemed by the Agency to be just compensation in compliance with applicable State and Federal laws. San Jose is currently investigating its options with regard to the Agency's offer, including the impact of any purchase on garage spaces leased to tenants of other Partnership properties in the complex. Should the Agency proceed to purchase the property, San Jose would likely recognize a gain for financial reporting and Federal income tax purposes. However, there can be no assurance that this proceeding will be consummated on any terms.

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

     As a result, there is uncertainty about the ability to recover the net carrying value of the property through future operations and sale and accordingly, San Jose has made provisions for value impairment on the 100-130 Park Center Plaza buildings and certain parking areas and the 170 Almaden building of $944,335 in the aggregate. Such provisions at September 30, 1994 were recorded to reduce the net carrying value of these buildings to the then outstanding balance of the related non-recourse financing. Additionally, in September 1993, San Jose recorded a provision for value impairment on the 150 Almaden and 185 Park Avenue buildings and certain parking areas of $15,549,935 to reduce the net carrying value of these buildings to the then outstanding balance of related non-recourse financing. In the event the lender on any portion of the complex exercised its remedies as discussed above, the result would likely be that San Jose would no longer have an ownership interest in such portion.

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

    During 1994, the manager of Topanga Plaza, an affiliate of the joint venture partner, was sold to an unaffiliated third party, who will assume management at the property on the same terms as existed prior to the sale.

     On January 17, 1994, an earthquake occurred in Los Angeles, California. The epicenter was located in the town of Northridge which is approximately 6 miles from Topanga Plaza Shopping Center. Consequently, significant portions of the mall, including the four major department store tenants who own their own buildings, suffered some casualty damage. The approximately 360,000 square feet of mall shops owned by the Topanga Partnership did not suffer major structural damage. The estimated cost of the repairs at Topanga for which the joint venture is responsible is approximately $9.8 million. The majority of this cost will be subject to recovery under the joint venture's earthquake insurance policy. The deductible on the earthquake casualty, and business interruption coverages, is approximately $2.1 million. The Partnership anticipates that it will pay for its share of costs subject to insurance deductibles from its reserves without any material effect on its projected operations for 1994. As of September 30, 1994, Topanga has incurred approximately $6.2 million of the estimated $9.8 million of costs to repair the mall. Approximately $5.8 million has been reimbursed through insurance proceeds. The remaining amount of approximately $400,000 has been classified as a casualty insurance receivable in the accompanying consolidated financial statements.

     As of the date of this report, 108 of the mall's 114 shops have opened, and the remaining shops are expected to open during the upcoming weeks as tenants complete their repairs. Only three of the four major department stores (who own their own stores) have been able to open and it may take several months before the entire center is again open and operating. One department store, Robinson-May, has had a portion of their store condemned by city inspectors. One consequence of this partial condemnation is that Robinson-May has taken back the approximately 25,000 square feet of that store which was leased to the joint venture in 1989. Pursuant to the terms of the lease agreement with the joint venture, Robinson-May was allowed to terminate the lease in the event there was substantial damage to its existing store (as defined). This is expected to represent a loss of approximately $150,000 in annual net income from

               JMB INCOME PROPERTIES, LTD. - XII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

subleases of the eight tenants which had subleased this space.

However, Topanga was insured in case of this event, and received, in July 1994, insurance proceeds in the amount of $2,500,000 for the cost of the unamortized tenant improvements and the loss of the rents related to this space. As a result of the termination of the leasehold for this space from Robinson-May, Topanga has written off approximately $1.2 million, which primarily relates to the unamortized leasehold improvements discussed above. Topanga has recorded an extraordinary loss of $2,366,000 which includes Topanga's share of repair cost of $2.1 million, and approximately $260,000 of other contingencies. The earthquake will result in some adverse effect on the operations of the center in the near term; the extent and length of which and the degree to which such may be subject to insurance recoveries is not presently determinable.

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

     The joint venture partner had agreed to advance the joint venture funds for expenses incurred for certain redevelopment costs related to the 1992 expansion of Topanga Plaza. The balance of these advances was $735,000 at September 30, 1994 and December 31, 1993. Such advances will be repaid to the joint venture partner as funds are made available from operations. Construction period interest of approximately $0 and $131,000, has been capitalized for the nine months ended September 30, 1994 and 1993, respectively.

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

     (e)  First Financial

     On May 20, 1987, the Partnership, through First
Financial, a joint venture with JMB Income Properties, Ltd.-
XIII (a partnership sponsored by an affiliate of the Managing
General Partner), acquired an interest in a general partnership ("Encino") with an affiliate of the developer
("Venture

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


(5)  TRANSACTIONS WITH AFFILIATES

     Certain of the Partnership's properties are managed by affiliates of the General Partners. In October 1994, one of the affiliated property managers agreed to sell substantially all of its assets to an unaffiliated third party. In addition, substantially all of the management personnel of the property manager will also become management personnel of the purchaser or its affiliates if the sale is completed. The sale is subject to certain closing conditions. In the event that the sale is completed, it is expected that the successor to the affiliated property manager's assets would act as the property manager of 40 Broad Street after the sale on the same terms that existed prior to the sale.

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1994 and for the nine months ended September 30, 1994 and 1993 are as follows:

               JMB INCOME PROPERTIES, LTD. - XII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                   Unpaid at
                                                 September 30,
                              1994       1993         1994
                           --------    -------   -------------
Property management
 and leasing fees. . . .   $136,636    256,695         --
Insurance commissions. .     61,436     84,981         --
Reimbursement
 (at cost) for
 out-of-pocket
 expenses. . . . . . . .      4,756     18,977          68
                           --------    -------         ---
                           $202,828    360,653          68
                           ========    =======         ===


     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and the operation of the Partnership's investment properties. The amount of such salaries and direct expenses aggregated $33,381 and $72,561 for the nine months ended September 30, 1994 and for the twelve months ended December 31, 1993, respectively, all of which has been paid as of September 30, 1994.

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred payment of their distributions of net cash flow and sales proceeds from the Partnership. The amount of such deferred distributions was approximately $7,414,000 as of September 30, 1994. All amounts deferred or currently payable do not bear interest.

     The Topanga venture has incurred approximately $38,000 and $199,000 of interest expense on affiliated venture partner advances (note 3(d)) for the nine months ended September 30, 1994 and 1993, respectively, all of which was paid to an affiliate of the venture partner as of September 30, 1994.


(6)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for the San Jose venture for the nine months ended September 30, 1994 and 1993 is as follows:

                                     1994           1993
                                  ----------    -----------
 Total income. . . . . . . .      $7,079,634      7,530,458
                                  ==========    ===========
 Operating earnings (loss) .      $  608,018    (14,227,757)
                                  ==========    ===========
 Net earnings (loss) to
   the Partnership . . . . .      $  304,009     (7,113,878)
                                  ==========    ===========


(7)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1994 and for the three and nine months ended September 30, 1994 and 1993.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated
Financial Statements contained in this report.

     At September 30, 1994, the Partnership had cash and cash equivalents of approximately $4,019,000. Such funds and short-term investments of approximately $19,577,000 are available for working capital requirements including the funding of the Partnership's share of earthquake repair costs at the Topanga Plaza and of releasing costs and capital improvements at the Park Center Financial Plaza, 40 Broad Street and First Financial Plaza properties investment as discussed below, any funds which may be required at the Plaza Hermosa Shopping Center if the Partnership retires the debt when the letter of credit facility, which secures the property, expires as discussed in Note 2(b). The Partnership and its consolidated ventures have currently budgeted in 1994 approximately $3,618,000 for tenant improvements and other capital expenditures which does not include the improvements or additions related to the renovation of Topanga Plaza as discussed below and in Note 3(d). Such budgeted amounts also exclude the Partnership's share of the January 17, 1994 earthquake repair costs at Topanga Plaza which are estimated to be approximately $2,100,000 (as discussed below and in Note 3(d)). The Partnership's share of such items and its share of similar items for its unconsolidated ventures in 1994 is currently budgeted to be approximately $2,729,000. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. Due to these commitments, the Partnership reduced the operating distribution beginning with the first quarter of 1993. Additionally, as more fully described in Notes 4 and 5, distributions to the General Partners have been deferred in accordance with the subordination requirements of the Partnership agreement. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's investment properties and through the sale of such investments. To the extent that a property does not produce adequate amounts of cash to meet its needs, the Partnership may withdraw funds from the working capital reserve which it maintains. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its Ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     Overall cash flow returns at 40 Broad Street for the next few years are expected to be lower than originally projected because an additional 13% of the leased and occupied space expires during the next two years. In addition, a tenant, occupying approximately 37,000 square feet (approximately 15% of the building), did not renew its lease when it expired in September 1993. Furthermore, Broad Street had renewed and expanded another tenant, effective July 1, 1993, whose lease was scheduled to expire in December 1994. This tenant had expanded from approximately 18,000 square feet to approximately 35,000 square feet at a market effective rental rate which was lower than its previous lease. The Partnership will continue its aggressive leasing program; however, the downtown New York City market remains extremely competitive due to the significant amount of space available primarily resulting from the layoffs, cutbacks and consolidations by financial service companies and related businesses which dominated this market. In addition to competition for tenants in the downtown Manhattan market from other buildings in the area, there is increasing competition from less expensive alternatives to Manhattan. Rental rates in the downtown market are currently at depressed levels and this can be expected to continue for the foreseeable future while the current vacant space is gradually absorbed. Little, if any, new construction is planned for downtown over the next few years and it is expected that the building will continue to be adversely affected by the lower than originally projected effective rental rates now achieved upon releasing of existing leases which expire over the next few years. Reference is made to Note 3(c) for further discussion of the current status of this investment property.

     During August 1994, San Jose received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex for an approved Agency project for $4,090,000. The price offered is deemed by the Agency to be just compensation in compliance with applicable State and Federal laws. San Jose is currently investigating its options with regard to the Agency's offer, including the impact of any purchase on garage spaces leased to tenants of other Partnership properties in the complex. Should the Agency proceed to purchase the property, San Jose would likely recognize a gain for financial reporting and Federal income tax purposes. However, there can be no assurance that this proceeding will be consummated on any terms.

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

     As a result, there is uncertainty about the ability to recover the net carrying value of the property through future operations and sale and accordingly, San Jose has made provisions for value impairment on the 100-130 Park Center Plaza buildings and certain parking areas and the 170 Almaden building of $944,335 in the aggregate. Such provisions at September 30, 1994 were recorded to reduce the net carrying value of these buildings to the then outstanding balance of the related non-recourse financing. Additionally, in September 1993, San Jose recorded a provision for value impairment on the 150 Almaden and 185 Park Avenue buildings and certain parking areas of $15,549,935 to reduce the net carrying value of these buildings to the then outstanding balance of related non-recourse financing. In the event the lender on any portion of the complex exercised its remedies as discussed above, the result would likely be that San Jose would no longer have an ownership interest in such portion.

     On January 17, 1994, an earthquake occurred in Los Angeles, California. The epicenter was located in the town of Northridge which is approximately 6 miles from Topanga Plaza Shopping Center. Consequently, significant portions of the mall, including the 4 major department stores who own their own buildings, suffered some casualty damage. The approximately 360,000 square feet of mall shops owned by the Topanga Partnership did not suffer major structural damage. The estimated cost of the repairs at Topanga for which the joint venture is responsible is approximately $9.8 million. The majority of this cost will be subject to recovery under the joint venture's earthquake insurance policy. The deductible on the building improvements, furniture and fixtures, and business interruption coverages due to loss of rents is approximately $2.1 million. The Partnership anticipates that it will pay for its share of insurance deductibles from its reserves without any material effect on its projected operations for 1994. As of September 30, 1994, Topanga has incurred approximately $6.2 million of the estimated $9.8 million of costs to repair the mall. Approximately $5.8 million has been reimbursed through insurance proceeds. The remaining amount of approximately $400,000 has been classified as a casualty insurance receivable in the accompanying consolidated financial statements. As of the date of this report, 108 of the mall's 114 shops have opened, and the remaining shops are expected to open during the upcoming weeks as tenants complete their repairs. Subsequent to the earthquake, sales at the mall shops have temporarily increased due to the greater extent of damage at a nearby competing mall. Only three of the four major department stores have been able to open and it may take several weeks or months before the entire center is open and operating. One department store, Robinson-May, has had a portion of their store condemned by city inspectors. One consequence of this partial condemnation is that Robinson-May has taken back the approximately 25,000 square feet of that store which was leased to the joint venture in 1989. Pursuant to the terms of the lease agreement with the joint venture, Robinson-May is allowed to terminate the lease in the event there is substantial damage to its existing store (as defined). This is expected to represent the loss of approximately $150,000 in annual net income from subleases of the eight tenants which had subleased this space. However, Topanga was insured in case of such event, and received, in July 1994, insurance proceeds in the amount of $2,500,000 for the cost of the unamortized tenant improvements and the loss of rents related to this space. As a result of the termination of the leasehold for this space from Robinson-May, Topanga has written off approximately $1.2 million, which primarily relates to the unamortized leasehold improvements discussed above. Topanga has recorded an extraordinary loss of $2,366,000 which includes Topanga's share of repair cost of $2.1 million, and approximately $260,000 of other contingencies. The earthquake will result in some adverse effect on the operations of the center in the near term; the extent and length of which and the degree to which such may be subject to insurance recoveries is not presently determinable.

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

     During 1994, the manager of the Topanga Plaza, an affiliate of the joint venture partner, was sold to an unaffiliated third party, who will assume management at the property on the same terms as existed prior to the sale.

     The Plaza Hermosa Shopping Center was developed with proceeds raised through a municipal bond financing. This financing, with an outstanding balance of $6,400,000 at September 30, 1994, is secured by a letter of credit facility which is ultimately secured by a deed of trust on the property. The letter of credit facility expired December 31, 1993; however, the Partnership signed an agreement with the issuer of the letter of credit to extend its expiration date to December 31, 1994. The Partnership has reached an agreement in principle for a long-term replacement letter of credit with a new lender and is in the process of negotiating the loan documents. The existing bond financing is due and payable upon the expiration of the letter of credit, and accordingly, has been classified as a current liability at September 30, 1994 and December 31, 1993. There can be no assurance that any such replacement financing will be finalized in which case the Partnership expects to retire the bond financing with its current cash reserves.

     In 1995, the leases of tenants occupying approximately 29,000 square feet (approximately 31% of the property) at the Plaza Hermosa Shopping Center expire. Although the Partnership has received indications that some of these tenants will renew, there can be no assurance that such renewals will take place.

     At September 30, 1994, the First Financial Plaza office building is approximately 89% occupied. In July 1993, Mitsubishi vacated its approximate 8,100 square feet prior to its lease expiration of January 1997 and continues to pay rent pursuant to its lease obligation. Including the Mitsubishi lease, the building is 93% leased as of the date of this report. The Los Angeles office market in general and the Encino submarket in particular remain extremely competitive resulting in higher rental concessions granted to tenants and decreased market rental rates. The decline in rental rates has stabilized in 1994. Furthermore, due to the continued recession in southern California and concerns regarding certain tenants' ability to perform under their current leases, the venture has granted rent deferrals and other forms of rent relief to several tenants, including First Financial Housing, an affiliate of the unaffiliated venture partner.
The property incurred minimal damage as a result of the earthquake in southern California on January 17, 1994. However, the venture has begun to conduct inspections of certain joints in the steel frame of the building. It is not possible to predict the extent of repairs, if any, that may be required. The mortgage note is scheduled to mature in November 1995. There is no assurance that the venture will be able to extend, refinance or obtain alternative financing when the note matures. The Partnership is examining a possible sale of the property should the refinancing not take place. There can be no assurance that a sale of the property will occur.

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

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at September
30, 1994 as compared to December 31, 1993 is primarily due to the receipt of approximately $2,500,000 of insurance proceeds
(which will be utilized for capital costs at the center) related to the space taken back by Robinson-May at Topanga Plaza as discussed in
Note 3(d).

     The decrease in rents and other receivables at September 30, 1994 as compared to December 31, 1993 is primarily due to an increase in the allowance for doubtful accounts of approximately $450,000 at Topanga Plaza primarily due to tenant operating difficulties and disputes related to the January 1994 earthquake as discussed above.

     The increase in prepaid expenses at September 30, 1994 as compared to December 31, 1993 is primarily due to the prepayment of real estate taxes of approximately $479,000 at 40 Broad Street and prepayment of insurance of approximately $270,000 at Topanga Plaza, partially offset by the amortization of insurance premiums at 40 Broad Street, Topanga Plaza and Plaza Hermosa.

     The decrease in escrow deposits at September 30, 1994 as compared to December 31, 1993 is primarily due to the payment of tenant improvements of approximately $416,000 related to the renewal and expansion of a certain tenant in 1993 at 40 Broad Street.

     The casualty insurance receivable balance at September
30, 1994 represents a portion of repair costs to be reimbursed through insurance proceeds at Topanga Plaza. See Note 3(d).

     The increase of deferred expenses at September 30, 1994 as compared to December 31, 1993 is primarily due to the payment of lease commissions at 40 Broad Street.

     The increase in accounts payable at September 30, 1994 as compared to December 31, 1993 is primarily due to approximately $3 million of earthquake repair costs accrued at Topanga Plaza.

     The decrease in construction costs payable at September
30, 1994 as compared to December 31, 1993 is due at the timing of payment of construction costs incurred at Topanga Plaza.

     The increase in unearned rents at September 30, 1994 as compared to December 31, 1993 is primarily due to the prepayment of rents at Plaza Hermosa.

     The increase in rental income for the nine months ended September 30, 1994 as compared to the nine months ended September 30, 1993 is primarily due to approximately $1,326,000 of insurance proceeds related to the lost rental income due to the space taken back by Robinson- May at Topanga Plaza, partially offset by 40 Broad Street achieving lower effective rental rates upon renewals or upon re-leasing of space previously occupied by tenants paying higher rental rates.

     The decrease in interest income for the nine months ended
September 30, 1994 as compared to the nine months ended
September 30, 1993 is primarily due to lower average invested balances in U.S. Government obligations in 1994 partially offset by a higher rate of interest earned in 1994.

     Depreciation expense increased for the three and nine months ended September 30, 1994 as compared to the three and nine months ended September 30, 1993 primarily due to fixed asset additions during the last quarter of 1993 at Topanga Plaza and 40 Broad Street.

     The increase in amortization of deferred expenses for the three and nine months ended September 30, 1994 as compared to the three and nine months ended September 30, 1993 is primarily due to the capitalization of certain expenses related to the renovation of Topanga Plaza.

     The increase in Partnership's share of operations of unconsolidated ventures for the three and nine months ended September 30, 31, 1994 as compared to the three and nine months ended September 30, 1993 is primarily due to a provision for value impairment recorded at the San Jose investment property at September 30, 1993 of which the Partnership's share was approximately $7,775,000, partially offset by the provision for value impairment recorded at the San Jose investment property at September 30, 1994, of which the Partnership's share is approximately $472,000. See Note 3(b).

     The increase in venture partners' share of ventures' operations for the nine months ended September 30, 1994 as compared to the nine months ended September 30, 1993 is primarily due to losses resulting from the earthquake at Topanga Plaza partially offset by the venture partners' share of insurance proceeds related to space taken back by Robinson-May at Topanga Plaza. See Note 3(d).

     The extraordinary item for the nine months ended
September 30, 1994 is due to the earthquake damage at Topanga
Plaza.  See Note 3(d).

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                      OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                          1993                          1994
                                              -------------------------------------------------------------
                                                    At      At     At     At      At     At     At      At
                                                   3/31    6/30   9/30  12/31    3/31   6/30   9/30   12/31
                                                   ----    ----   ----  -----    ----   ----  -----   -----
1. Park Center Financial Plaza
    San Jose, California . . . . . . . . . . .      89%     88%    84%    84%     83%    83%    83%

2. Topanga Plaza
    Los Angeles, California. . . . . . . . . .      85%     82%    89%    94%     90%    92%    92%

3. 40 Broad Street
    New York, New York . . . . . . . . . . . .      82%     82%    67%    79%     80%    83%    83%

4. Plaza Hermosa Shopping Center
    Hermosa Beach, California. . . . . . . . .      95%     92%    92%    92%     81%    91%    92%

5. First Financial Plaza
    Encino (Los Angeles), California . . . . .      85%     88%    84%    85%     84%    91%    89%


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

              27.    Financial Data Schedule

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


              JMB INCOME PROPERTIES, LTD. - XII

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:  GAILEN J. HULL
                        Gailen J. Hull, Senior Vice President
                   Date:November 10, 1994


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        GAILEN J. HULL
                        Gailen J. Hull, Principal Accounting
Officer
                   Date:November 10, 1994