Form 10-K405
JMB INCOME PROPERTIES LTD XII
filed 1995-03-31
CIK 765813

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-K


            Annual Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1994             Commission file no. 0-16108


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

                                      Name of each exchange on
Title of each class                     which registered
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



                                                       Page
                                                       ----
PART I

Item  1.     Business. . . . . . . . . . . . . . . . . .  1

Item  2.     Properties. . . . . . . . . . . . . . . . .  4

Item  3.     Legal Proceedings . . . . . . . . . . . . .  6

Item  4.     Submission of Matters to a
             Vote of Security Holders. . . . . . . . . .  6


PART II

Item  5.     Market for the Partnership's Limited Partnership
             Interests and Related Security Holder Matters6

Item  6.     Selected Financial Data . . . . . . . . . .  7

Item  7.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations13

Item  8.     Financial Statements and Supplementary Data 21

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . 52


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . 52

Item 11.     Executive Compensation. . . . . . . . . . . 55

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management . . . . . . . . . . . 56

Item 13.     Certain Relationships and Related Transactions 57


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . 57


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . 59
















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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title and/or through joint venture partnership interests. The Partnership's real estate investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials, or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership agreement, the Partnership is required to terminate on or before October 31, 2035. Accordingly, the Partnership intends to hold its remaining properties for investment purposes until such time as sale or other disposition appears to be advantageous. Unless otherwise described, the Partnership expects to hold its properties for long-term investment where, due to current market conditions, it is impossible to forecast the expected holding period. At sale of a particular property, the proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties.

     The Partnership has made the real property investments set forth in the following table:

                                                   SALE OR DISPOSITION
                                                     DATE OR IF OWNED
                                                   AT DECEMBER 31, 1994,
NAME, TYPE OF PROPERTY                    DATE OF    ORIGINAL INVESTED
    AND LOCATION (E)           SIZE      PURCHASE CAPITAL PERCENTAGE (A)      TYPE OF OWNERSHIP
----------------------      ----------   -------- ----------------------      ---------------------
1. Park Center
    Financial Plaza
    office buildings
    San Jose,
    California . . . .    422,000 sq.ft. 06/20/85           27%               fee ownership of land and
                              n.r.a.                                          improvements (through
                                                                              joint venture partnership)
                                                                              (c)
2. Topanga Plaza
    shopping center
    Los Angeles,
    California . . . .    360,000 sq.ft. 12/31/85           20%               fee ownership of land and
                              g.l.a.                                          improvements (through
                                                                              joint venture partnership)
                                                                              (b)(c)(f)
3. 40 Broad Street
    office building
    New York, New York    247,800 sq.ft. 12/31/85           29%               fee ownership of land and
                              n.r.a.                                          improvements (through joint
                                                                              venture partnership) (c)
4. Plaza Hermosa
    Shopping Center
    Hermosa Beach,
    California . . . .     94,900 sq.ft. 09/03/86           8%                fee ownership of land and
                              g.l.a.                                          improvements (b)
5. Mid Rivers Mall
    shopping center
    St. Peters
    (St. Louis),
    Missouri . . . . .    323,100 sq.ft. 12/12/86         1/30/92             fee ownership of land and
                              g.l.a.                                          improvements (through
                                                                              joint venture partnership)
                                                                              (c)(d)
6. First Financial
    Plaza
    office building
    Encino,
    California . . . .    216,000 sq.ft. 05/20/87            9%               fee ownership of land and
                              n.r.a.                                          improvements (through joint
                                                                              venture partnership)
                                                                              (b)(c)(f)

---------------

      (a) The computation of this percentage for properties held at December 31, 1994 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

      (b) Reference is made to Note 4 and to Schedule III filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

      (c) Reference is made to Note 3 for a description of the joint venture partnership through which the Partnership has made this real property investment.

      (d) The Partnership's interest in this property has been sold. Reference is made to Note 7 for a description of the sale of this real property investment.

      (e) Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

      (f) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.


     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned or advised by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, all of the investment properties held at December 31, 1994 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Managing General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     In January 1992, the Partnership reached agreement with the existing mortgage lender of Topanga Plaza for funding to finance a renovation that was funded in four stages. Reference is made to Note 4(b) for further description of such transaction.

     In January 1994, an earthquake occurred in Los Angeles, California. The approximate 360,000 square feet of mall shops owned by the Topanga Partnership did not suffer major structural damage. The estimated costs at Topanga for which the joint venture is responsible is approximately $10.5 million. The majority of this cost is subject to recovery under the joint venture's earthquake insurance policy. Reference is made to Note 3(c) for further description of such event.

     Reference is made to Note 8 for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1994.

     The Partnership has approximately six full-time personnel, performing on-site duties at certain of the Partnership's properties, none of whom are officers or directors of the Corporate General Partner of the Partnership.

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

     The following is a listing of principal businesses or occupations and approximate occupancy levels by quarter during fiscal years 1994 and 1993 for the Partnership's investment properties owned during 1994:

                                                          1993                     1994
                                                --------------------------------------------------
                                                   At    At    At     At    At    At     At    At
                              Principal Business  3/31  6/30  9/30  12/31  3/31  6/30   9/30 12/31
                              ------------------  ----  ----  ----  -----  ----  ----  ----- -----
1.  Park Center
     Financial Plaza
     San Jose, California. .  Accounting/
                              Legal                89%   88%   84%    84%   83%   83%    83%   84%

2.  Topanga Plaza
     Los Angeles,
     California. . . . . . .  Retail               85%   82%   89%    94%   90%   92%    92%   95%

3.  40 Broad Street
     New York, New York. . .  Insurance/
                              Financial
                              Services             82%   82%   67%    79%   82%   82%    82%   80%

4.  Plaza Hermosa
     Shopping Center
     Hermosa Beach,
     California. . . . . . .  Retail               95%   92%   92%    92%   81%   91%    92%   95%

5.  First Financial Plaza
     Encino (Los Angeles),
     California. . . . . . .  University/Bank/
                              Housing Developer    85%   88%84%(1) 85%(1)84%(1)91%(1) 89%(1)89%(1)
----------

     Reference is made to Item 6, Item 7, and Note 8 for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

      (1)  The percentage represents physical occupancy.  Mitsubishi (8,109 square feet) vacated its space in
July 1993 prior to its lease expiration of January 1997 and continues to pay rent pursuant to its lease obligation.

ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of holders of Interests during 1993 and 1994.




                               PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1994, there were 16,016 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any economic aspects of the transaction, will be subject to negotiation by the investor.

     Reference is made to Item 6 below for a discussion of cash distribu-tions to Investors.

ITEM 6.  SELECTED FINANCIAL DATA


                                    JMB INCOME PROPERTIES, LTD. - XII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                        YEARS ENDED DECEMBER 31, 1994, 1993, 1992, 1991 AND 1990

                              (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                             1994          1993          1992         1991         1990
                        ------------- -------------  -----------  ------------ ------------
Total income . . . . . . $ 31,152,216    30,055,775   31,061,115    32,094,290   32,531,243
                         ============  ============  ===========   ===========  ===========

Operating earnings (loss)$ (5,376,818)     (213,393) (18,250,294)  (23,790,221)   6,206,403
Partnership's share of
 earnings (loss) from
 operations of uncon-
 solidated ventures. . .      441,700    (6,610,269)  (3,123,534)  (10,516,323)     185,014
Venture partners' share
 of consolidated ventures'
 operations before
 extraordinary item. . .    2,699,777       785,684    6,090,075     7,580,977   (1,710,015)
                         ------------  ------------  -----------   -----------  -----------
Net operating earnings
 (loss) before extra-
 ordinary item . . . . .   (2,235,341)   (6,037,978) (15,283,753)  (26,725,567)   4,681,402

Partnership's share of
 gain on sale of interest
 in investment property.        --            --       5,655,876         --           --
Extraordinary item
 (net of venture
 partners share) . . . .   (2,300,838)         --          --            --           --
                         ------------  ------------  -----------   -----------  -----------

Net earnings (loss). . . $ (4,536,179)   (6,037,978)  (9,627,877)  (26,725,567)   4,681,402
                         ============  ============  ===========   ===========  ===========
                             1994          1993          1992         1991         1990
                        ------------- -------------  -----------  ------------ ------------

Net earnings (loss)
 per Interest (b):
  Net operating earnings
    (loss) . . . . . . . $     (12.41)       (31.79)      (80.48)      (140.06)       23.69
  Partnership's share of
    gain on sale of
    interest in investment
    property . . . . . .        --            --           29.52         --           --
  Extraordinary item . .       (11.65)        --           --            --           --
                         ------------  ------------  -----------   -----------  -----------

  Net earnings (loss)
    per Interest (b) . . $     (24.06)       (31.79)      (50.96)      (140.06)       23.69
                         ============  ============  ===========   ===========  ===========

Total assets . . . . . . $189,322,387   195,051,570  201,746,282   193,509,107  235,447,127
Long-term debt . . . . . $ 64,470,886    87,612,869   69,869,294    51,085,549   51,776,098
Cash distributions
  per Interest (c) . . . $      10.00         12.50        50.00         35.00        55.00
                         ============  ============  ===========   ===========  ===========


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

SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1994



Property
--------

Topanga Plaza
Shopping Center    a)  The GLA occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                   GLA           Avg. Base Rent Per
                        December 31,          Occupancy Rate     Square Foot (1)
                        ------------          --------------     ------------------

                              1990 . . . . .      99%                21.66
                              1991 . . . . .      96%                22.53
                              1992 . . . . .      87%                25.11
                              1993 . . . . .      94%                21.13
                              1994 . . . . .      95%                24.84

                   (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                              Base Rent Scheduled LeaseLease
                   b)     Significant Tenants     Square Feet Per Annum Expiration DateRenewal Option(s)
                          -------------------     ----------- --------- --------------------------------

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

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Topanga Plaza Shopping Center:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1994
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------
                            1995             12              19,500         867,000          10.2%
                            1996              5               9,600         174,400           2.1%
                            1997              7              19,100         476,800           5.6%
                            1998              6              19,500         410,700           4.8%
                            1999              8              16,900         447,000           5.3%
                            2000              6              12,500         296,500           3.5%
                            2001              7              12,800         517,700           6.1%
                            2002             10              35,900         887,800          10.4%
                            2003             11              19,300         813,800           9.6%
                            2004             10              32,300         874,200          10.3%

                   (1)      Excludes leases that expire in 1995 for which renewal leases or leases with replacement tenants have been executed as of March 27, 1995.

Property
--------

First Financial
Plaza Office
Building           a)     The GLA occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                   GLA           Avg. Base Rent Per
                          December 31,        Occupancy Rate     Square Foot (1)
                          ------------        --------------     ------------------

                              1990 . . . . .      91%                31.02
                              1991 . . . . .      92%                29.49
                              1992 . . . . .      85%                30.06
                              1993 . . . . .      85%                30.90
                              1994 . . . . .      89%                24.93

                   (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                              Base Rent Scheduled LeaseLease
                   b)     Significant Tenants     Square Feet Per Annum Expiration DateRenewal Option(s)
                          -------------------     ----------- --------- --------------------------------

                          Pepperdine University   32,000      $928,000  12/1996        4/5 year
                          (University)

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the First Financial Plaza Building:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1994
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------
                            1995              3               4,300         100,000           2.1%
                            1996              5              37,500       1,055,800          22.0%
                            1997              5              22,100         663,200          13.8%
                            1998             12              36,800         925,000          19.3%
                            1999              2               7,600         158,600           3.3%
                            2000              1               6,700         155,900           3.3%
                            2001             --               --              --              --
                            2002             --               --              --              --
                            2003              1               2,400          64,700           1.4%
                            2004             --               --              --              --

                   (1)      Excludes leases that expire in 1995 for which renewal leases or leases with replacement tenants have been executed as of March 27, 1995.

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

     At December 31, 1994, the Partnership had cash and cash equivalents of approximately $8,222,000. Such funds and short-term investments of approximately $14,177,000 are available for working capital requirements including the funding of the Partnership's share of earthquake repair costs at the Topanga Plaza and of releasing costs and capital improvements and repairs at the Park Center Financial Plaza, 40 Broad Street and First Financial Plaza as discussed below. The Partnership and its consolidated ventures have currently budgeted in 1995 approximately $3,141,000 for tenant improvements and other capital expenditures. Such budgeted amounts exclude earthquake costs at Topanga Plaza (as discussed below and in Note 3(c)). The Partnership's share of such items and its share of similar items for its unconsolidated ventures in 1995 is currently budgeted to be approximately $3,629,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. Due to these commitments, the Partnership reduced the operating distribution in 1993. Additionally, as more fully described in Notes 5 and 9, distributions to the General Partners have been deferred in accordance with the subordination requirements of the Partnership agreement. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's investment properties and through the sale of such investments. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6 above. To the extent that a property does not produce adequate amounts of cash to meet its needs, the Partnership may withdraw funds from the working capital reserve which it maintains. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its Ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     On January 30, 1992, the Partnership through JMB/Mid Rivers Mall Associates, sold its interest in Mid Rivers Mall located in St. Peters, Missouri to an affiliate of an unaffiliated joint venture partner. The Partnership received, in connection with the sale, after all fees, expenses, and joint venture participation, net cash of $13,250,000. See
Note 7 for a further description of the transaction.

     Overall cash flow returns at Broad Street for the next few years are expected to be lower than in previous years. The Partnership will continue its aggressive leasing program; however, the downtown New York City market remains extremely competitive due to the significant amount of space available primarily resulting from the layoffs, cutbacks and consolidations by financial service companies and related businesses which dominated this market. In addition to competition for tenants in the downtown market from other buildings in the area, there is increasing competition from less expensive alternatives to downtown. Rental rates in the downtown market are currently at depressed levels and this can be expected to continue for the foreseeable future while the current vacant space is gradually absorbed. Little, if any, new construction is planned for downtown over the next few years. It is expected that the building will continue to be adversely affected by the lower effective rental rates achieved upon re-leasing of existing leases which expire over the next few years. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. This decline in rental rates, the increase in re-leasing time and the costs upon re-leasing will result in a continued decrease in cash flow from operations over the near term. Therefore, Broad Street recorded a provision for value impairment of $22,908,606 at December 31, 1992 to reduce the net book value of the property to the then estimated valuation of $7,800,000. Reference is made to Notes 1 and 3(d) for further discussion of the current status of this investment property.

     During August 1994, San Jose received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex for an approved Agency project for $4,090,000. The price offered is deemed by the Agency to be just compensation in compliance with applicable State and Federal laws relating to the government's power of eminent domain. San Jose is currently investigating its options with regard to the Agency's offer, including the impact of any purchase on garage spaces leased to tenants of other Partnership properties in the complex. Should the Agency proceed to purchase the property, San Jose would recognize a gain for financial reporting and Federal income tax purposes. However, it is uncertain at this time whether a transfer of the garage to the Agency will occur, when, or upon what terms.

     San Jose, during the fourth quarter of 1994, finalized a loan extension and modification with the mortgage lender on the 150 Almaden and 185 Park Avenue buildings and certain parking areas as the mortgage loan secured by this portion of the complex matured on October 1, 1993 and was extended to December 1, 1993. The modified and extended loan has an interest rate of 8.4% per annum, requires monthly interest payments only beginning December 1, 1994 through December 1, 1997 when the loan begins to amortize until it matures November 30, 2001, when the unpaid principal and interest balance is due. The refinancing resulted in a partial paydown of the outstanding principal balance in the amount of $2.5 million of which the Partnership's share was $1.25 million. (Reference is made to Note 3(b)).

     San Jose notified the tenants in and invitees to the complex that some of the buildings, particularly the 100-130 Park Center Plaza Buildings and the garage below them, could pose a life safety hazard under certain unusually intense earthquake conditions. While the buildings and the garage were designed to comply with the applicable codes for the period in which they were constructed, and there is no legal requirement to upgrade the buildings for seismic purposes, San Jose is working with consultants to analyze ways in which such a potential life safety hazard could be minimized. Tenants occupying approximately 55,000 square feet (approximately 13% of the buildings) of the Park Center Plaza investment property have leases that expire in 1995, for which there can be no assurance of renewals. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. These anticipated costs upon re-leasing will result in a decrease in cash flow from operations over the near term. However, since the costs of both re-leasing space and any seismic program could be substantial, San Jose has commenced discussions with the appropriate lender for additional loan proceeds to pay for all or a portion of these costs. Furthermore, should lender assistance be required to fund significant costs at the 100-130 Park Center Plaza buildings but not be obtained, the Partnership may decide not to commit any additional amounts to this portion of the complex since such amounts are likely to be large in comparison to the Partnership's current equity in this portion of the complex and the likelihood of recovering such funds through increased capital appreciation
is remote.   The result would be that the Partnership would no longer have an ownership interest in this portion of the complex.

     As a result, there is continued uncertainty about the ability to recover the net carrying value of the property through future operations and sale and accordingly, San Jose has made provisions for value impairment on the 100-130 Park Center Plaza buildings and certain parking areas and the 170 Almaden building of $944,335 in the aggregate. Such provisions at September 30, 1994 were recorded to reduce the net carrying values of these buildings to the then outstanding balances of the related non-recourse financing. Furthermore, at September 30, 1993, San Jose recorded a provision for value impairment on the 150 Almaden and 185 Park Avenue buildings and certain parking areas of $15,549,935 to reduce the net carrying value of these buildings to the then outstanding balance of related non-recourse financing. Additionally, at December 31, 1992, San Jose recorded a provision for value impairment of $8,142,152 on certain other portions of the complex to amounts equal to the then outstanding balances of the related non-recourse financing. In the event the lender on the 100-130 Park Center Plaza portion of the complex exercised its remedies as discussed above, the result would likely be that San Jose would no longer have an ownership interest in such portion. See Note 3(b) for further discussion of this investment property.

     On January 17, 1994, an earthquake occurred in Los Angeles, California. The epicenter was located in the town of Northridge, which is approximately six miles from Topanga Plaza Shopping Center. Consequently, significant portions of the mall, including the four major department stores who own their own buildings, suffered some casualty damage. The approximate 360,000 square feet of mall shops owned by the Topanga Partnership did not suffer major structural damage. The estimated costs at Topanga for which the joint venture is responsible is approximately $10.5 million, of which approximately $9.7 million is construction related. The majority of this cost is subject to recovery under the joint venture's earthquake insurance policy. The deductible on the earthquake casualty and business interruption coverages is approximately $2.1 million which is expected to be funded by Topanga from operations in 1995. As of December 31, 1994, Topanga has incurred approximately $7.5 million of the estimated $9.7 million of costs to repair the mall. Approximately $6.6 million has been reimbursed through insurance proceeds. The remaining amount, net of the deductible, of approximately $853,000 has been classified as a casualty insurance receivable in the accompanying consolidated financial statements.

As of the date of this report, all of the mall's 114 shops and the four major department stores are open. Subsequent to the earthquake, sales at the mall shops have increased due to the greater extent of damage at a nearby competing mall. One department store, Robinson-May, had a portion of their store condemned by city inspectors. One consequence of this partial condemnation is that Robinson-May has taken back the approximately 25,000 square feet of that store which was leased to the joint venture in 1990. Pursuant to the terms of the lease agreement with the joint venture, Robinson-May was allowed to terminate the lease in the event there was substantial damage to its existing store (as defined). This is expected to represent the loss of approximately $150,000 in annual net income from subleases of the eight tenants which had subleased this space. Topanga was insured in case of such event and received, in July 1994, insurance proceeds in the amount of $2,500,000 for the cost of the unamortized tenant improvements and the loss of rents related to this space. As a result of the termination of the leasehold for this space from Robinson-May, Topanga has written off approximately $1.2 million of unamortized leasehold improvements discussed above. Topanga has recorded an extraordinary loss of $2,889,000 (of which the Partnership's share is approximately $1,676,000) which includes Topanga's share of repair cost of approximately $2.1 million, and approximately $789,000 of other costs. The earthquake did result in some adverse effect on the operations of the center in early 1994. Any future costs which may be subject to insurance recoveries are not presently determinable.

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

     During 1994, the manager of the Topanga Plaza, an affiliate of the joint venture partner, was sold to an unaffiliated third party, who assumed management at the property on the same terms as existed prior to the sale.

     The Plaza Hermosa Shopping Center was developed with proceeds raised through a municipal bond financing. This financing was secured by a letter of credit facility which was ultimately secured by a deed of trust on the property. The letter of credit facility expired December 31, 1993; at which time, the Partnership signed an agreement with the holder of the letter of credit to extend its expiration date to December 31, 1994. As the bond financing was due and payable upon the expiration of the letter of credit, the bond financing was classified as a current liability at December 31, 1993. In December 1994, the Partnership signed an agreement for a long-term replacement letter of credit with a new lender and in conjunction with the new letter of credit, simultaneously retired this original bond financing and issued new bonds to the existing bondholders in their original aggregate amount of $6,400,000 (see note 4). The new letter of credit expires in December 1997. The new bond financing is due and payable upon the expiration of the letter of credit, and accordingly, has been classified as a long-term liability at December 31, 1994. This property did not sustain any significant damage in connection with the January 17, 1994 Los Angeles earthquake.

     In 1995, the leases of tenants occupying approximately 29,000 square feet (approximately 31% of the property) at the Plaza Hermosa Shopping Center expire. Although the Partnership has received indications that some of these tenants will renew, there can be no assurance that such renewals will take place. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. These anticipated costs upon re-leasing will result in a decrease in cash flow from operations over the near term.

     At December 31, 1994, the First Financial Plaza office building is approximately 89% occupied. In July 1993, Mitsubishi vacated its approximate 8,100 square feet prior to its lease expiration of January 1997 and continues to pay rent pursuant to its lease obligation. Including the Mitsubishi lease, the building is 93% leased as of the date of this report.

The Los Angeles office market in general and the Encino submarket in particular remain extremely competitive resulting in higher rental concessions granted to tenants. The previous decline in rental rates appears to have stabilized in 1994. Furthermore, due to the continued recession in southern California and concerns regarding certain tenants' ability to perform under their current leases, the venture has granted rent deferrals and other forms of rent relief to several tenants, including First Financial Housing, an affiliate of the unaffiliated venture partner, which is likely to have an adverse effect on venture cash flows in the near term.

     As previously reported, the First Financial office building appeared to have experienced only minor cosmetic damage as a result of the January 17, 1994 Northridge earthquake in southern California. On February 22, 1995, the City Council of the City of Los Angeles passed an ordinance requiring certain buildings (identified by building type and location) to perform additional testing on the welded steel mount connections to determine if the earthquake had weakened such joint weldings and to repair such joint weldings if weakness is detected. This property qualified for the additional testing under the ordinance, and therefore, the Partnership had retained a structural engineer to perform the additional testing. Results of the initial testing by the structural engineer indicate that the building's joint weldings have suffered damage which, in accordance with the recently enacted ordinance, must be repaired. The Partnership's structural engineer has informed the Partnership that the damage detected does not pose a life safety risk for the building's tenants. While a complete determination of the requirements to comply with such ordinance is not as yet completed, it is currently estimated that the cost of such repairs, which has been reflected in the accompanying consolidated financial statements as an extraordinary item will be approximately $1,000,000 (of which the Partnership's share is approximately $625,000).

     The mortgage note secured by the First Financial Plaza office building is scheduled to mature in November 1995. Although the venture has had preliminary discussions with the lender regarding an extension of this loan, there can be no assurance that such an extension or any alternative financing for all or substantially all of the mortgage loan can be obtained at maturity. The venture is also examining a possible sale of the property should a refinancing not take place. There can be no assurance that a sale of the property will occur. Based upon such uncertainty, Encino joint venture may not be able to recover the net carrying value of the investment property through future operations or sale. Accordingly, the Encino venture, as a matter of prudent accounting practice, has made a provision for value impairment of approximately $6,475,000, all of which is allocable to First Financial joint venture. Such provision was recorded at December 31, 1994 to reduce the net carrying value of the property based upon an estimated sales price should the Encino Venture be unable to extent or refinance the mortgage loan at maturity.

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

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and the decrease in short-term investments is primarily due to none of the Partnership's U.S. Government obligations being classified as cash and cash equivalents at December 31, 1993, whereas approximately $4,529,000 of such U.S. Government obligations were classified as cash equivalents at December 31, 1994. Reference is made to Note 1.

     The increase in rents and other receivables at December 31, 1994 as compared to December 31, 1993 is primarily due to the timing of payment of certain tenant receivables at Plaza Hermosa.

     The decrease in escrow deposits at December 31, 1994 as compared to December 31, 1993 is primarily due to the payment from escrow of tenant improvements of approximately $416,000 related to the renewal and expansion of a certain tenant in 1993 at 40 Broad Street and due to the refund of certain escrowed funds of approximately $291,000 due to the letter of credit extension at Plaza Hermosa.

     The casualty insurance receivable balance at December 31, 1994 represents a portion of repair costs to be reimbursed through insurance proceeds at Topanga Plaza. See Note 3(c).

     The decrease in land and buildings and improvements at December 31, 1994 as compared to December 31, 1993 is primarily due to a provision for value impairment of $6,475,138 recorded at First Financial Plaza. The decrease in buildings and improvements is also due to approximately $3,226,000 of previously incurred deferred costs at Topanga Plaza being reclassified as deferred expenses.

     The increase in investment in unconsolidated ventures at December 31, 1994 as compared to December 31, 1993 is primarily due to the Partnership's contribution to San Jose for the partial paydown of the loan secured by the 150 Almaden and 185 Park building due to the modification and extension of the loan. See note 3(b).

     The increase in accrued rents receivable at December 31, 1994 as compared to December 31, 1993 is primarily due to rents accrued ratably over the term of the lease rather than as paid at Topanga Plaza and 40 Broad Street.

     The increase in deferred expense at December 31, 1994 as compared to December 31, 1993 is primarily due to deferred costs of approximately $3,226,000 incurred at Topanga Plaza previously classified as buildings and improvements. The increase in deferred expenses is also due to deferred costs of approximately $552,000 incurred due to the letter of credit extension at Plaza Hermosa (see note 2(b)) and to deferred leasing costs of approximately $509,000 at 40 Broad Street.

     The increase in current portion of long-term debt and the decrease in long-term debt less current portion at December 31, 1994 as compared to December 31, 1993 is primarily due to the 1995 scheduled maturity of the loan securing First Financial Plaza partially offset by the reclassification (due to refinancing) from current portion of long-term debt to long-term debt less current portion of the debt securing Plaza Hermosa.

     The increase in accounts payable at December 31, 1994 as compared to December 31, 1993 is primarily due to earthquake repair costs accrued at Topanga Plaza and First Financial Plaza.

     The decrease in construction costs payable at December 31, 1994 as compared to December 31, 1993 is due to the timing of payment of construction costs incurred at Topanga Plaza.

     The increase in unearned rents at December 31, 1994 as compared to December 31, 1993 is primarily due to the prepayment of rents at Plaza Hermosa.
     The increase in tenant security deposits at December 31, 1994 as compared to December 31, 1993 is primarily due to the receipt of deposit of approximately $80,000 at 40 Broad Street.

     The decrease in advances from affiliates at December 31, 1994 as compared to December 31, 1993 is due to the repayment of $300,000 in 1994 to the venture partner at Topanga Plaza.

     The increase in rental income for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is primarily due to approximately $1,326,000 of insurance proceeds related to the lost rental income due to the space taken back by Robinson-May at Topanga Plaza. This increase is partially offset by 40 Broad Street achieving lower effective rental rates upon renewals or upon re-leasing of space previously occupied by tenants paying higher rental rates. The decrease in rental income for the year ended December 31, 1993 as compared to the year ended December 31, 1992 is primarily due to decreased effective rents at the 40 Broad Street investment property, lower occupancy at Plaza Hermosa and First Financial in 1993, and lower occupancy in 1992 at Topanga Plaza caused by the renovation as discussed in Note 3(c).

     The increase in interest income for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is primarily due to an increase in interest rates earned on U.S. Government obligations in 1994. The decrease for the year ended December 31, 1993 as compared to the year ended December 31, 1992 is primarily due to a decrease in the interest rates earned on U.S. Government obligations in 1993.

     Mortgage and other interest expense increased for the year ended December 31, 1994 and December 31, 1993 as compared to the year ended December 31, 1992 primarily due to the fundings by the Topanga mortgage lender of $16,000,000 in December 1992, $18,400,000 in February 1993 and $14,000,000 in June 1993 as more fully described in Note 4(b).

     Depreciation expense increased for the year ended December 31, 1993 as compared to the year ended December 31, 1992 primarily due to the increase in building and improvements at 40 Broad Street, Topanga Plaza and First Financial Plaza.

     The increases in amortization of deferred expenses for the years ended December 31, 1994 as compared to the year ended December 31, 1993 and for the year ended December 31, 1993 as compared to the year ended December 31, 1992 are primarily due to the capitalization of certain expenses at Topanga Plaza, 40 Broad Street and Plaza Hemosa.

     The provision for value impairment for the year ended December 31, 1994 is due to the Partnership recording a provision for value impairment of $6,475,138 at First Financial Plaza at December 31, 1994 to reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse debt, see Note 3(f). The provision for value impairment for the year ended December 31, 1992 is due to the Partnership recording a provision for value impairment of $22,908,606 at 40 Broad Street at December 31, 1992.

     The increase in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is primarily due to a provision for value impairment recorded at the San Jose investment property at September 30, 1993 of which the Partnership's share was approximately $7,775,000, partially offset by the provision for value impairment recorded at the San Jose investment property at September 30, 1994, of which the Partnership's share is approximately $472,000. See Note 3(b).

     Venture partners' share of consolidated ventures' operations before extraordinary item increased for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to the value impairment recorded at First Financial Plaza partially offset by the venture partners' share of insurance proceeds related to space taken back by Robinson-May at Topanga Plaza. See Note 3(c). The decrease for the year ended December 31, 1993 as compared to the year ended December 31, 1992 is primarily due to decreased earnings at the Topanga Plaza as a result of the renovation and re-merchandising as discussed above.

     Partnership's share of gain on sale of interest in investment property of $5,655,876 for the year ended December 31, 1993 as compared to the year ended December 31, 1992 is due to the sale of the Partnership's interest in Mid Rivers in January, 1992 (see Note 7).

     The extraordinary item for the year ended December 31, 1994 is due to the earthquake damage at Topanga Plaza and First Financial Plaza. See Note 3(c) and 3(f) respectively.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  JMB INCOME PROPERTIES, LTD. - XII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

                                INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1994 and 1993

Consolidated Statements of Operations, years ended December 31, 1994,
  1993 and 1992

Consolidated Statements of Partners' Capital Accounts, years ended
  December 31, 1994, 1993 and 1992

Consolidated Statements of Cash Flows, years ended December 31, 1994,
  1993 and 1992

Notes to Consolidated Financial Statements


                                                       Schedule
                                                       --------

Consolidated Real Estate and Accumulated Depreciation     III


Schedules not filed:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.








                    INDEPENDENT AUDITORS' REPORT


The Partners
JMB INCOME PROPERTIES, LTD. - XII:

     We have audited the consolidated financial statements of JMB Income Properties, Ltd. - XII (a limited partnership) and consolidated ventures as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - XII and consolidated ventures at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                 KPMG PEAT MARWICK LLP



Chicago, Illinois
March 27, 1995

                                    JMB INCOME PROPERTIES, LTD. - XII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                                       CONSOLIDATED BALANCE SHEETS

                                       DECEMBER 31, 1994 AND 1993

                                                 ASSETS
                                                 ------
                                                                         1994             1993
                                                                     ------------     -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . .   $  8,222,359       1,470,860
  Short-term investments (note 1). . . . . . . . . . . . . . . . .     14,176,812      21,966,316
  Rents and other receivables, net of allowance for
    doubtful accounts of $925,820 in 1994 and
    $481,694 in 1993 . . . . . . . . . . . . . . . . . . . . . . .      2,162,206       2,025,743
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .        226,598         267,718
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . .        708,332       1,393,527
  Casualty insurance receivable (note 3(c)). . . . . . . . . . . .        853,000           --
                                                                     ------------     -----------

          Total current assets . . . . . . . . . . . . . . . . . .     26,349,307      27,124,164
                                                                     ------------     -----------

Investment properties, at cost (notes 2, 3 and 4) - Schedule III:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22,425,036      23,074,253
  Buildings and improvements . . . . . . . . . . . . . . . . . . .    170,873,378     176,419,717
                                                                     ------------     -----------

                                                                      193,298,414     199,493,970
  Less accumulated depreciation. . . . . . . . . . . . . . . . . .     46,792,110      41,724,753
                                                                     ------------     -----------

          Total investment properties,
            net of accumulated depreciation. . . . . . . . . . . .    146,506,304     157,769,217

Investment in unconsolidated ventures, at equity (notes 1, 3 and 10)    5,719,465       3,720,296
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .      8,340,547       4,788,858
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . .      2,406,764       1,649,035
                                                                     ------------     -----------

                                                                     $189,322,387     195,051,570
                                                                     ============     ===========
                                    JMB INCOME PROPERTIES, LTD. - XII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                                       CONSOLIDATED BALANCE SHEETS

                                       DECEMBER 31, 1994 AND 1993


                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                               ------------------------------------------

                                                                         1994             1993
                                                                     ------------     -----------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . . . .   $ 29,539,123       6,972,571
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .      3,863,132         969,433
  Construction costs payable . . . . . . . . . . . . . . . . . . .        342,324         537,400
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . .         64,806          17,803
                                                                     ------------     -----------
          Total current liabilities. . . . . . . . . . . . . . . .     33,809,385       8,497,207
Tenant security deposits . . . . . . . . . . . . . . . . . . . . .        509,493         410,232
Long-term debt, less current portion (note 4). . . . . . . . . . .     64,470,886      87,612,869
Advances from affiliates (note 3(c)) . . . . . . . . . . . . . . .        435,000         735,000
                                                                     ------------     -----------
Commitments and contingencies (notes 3 and 8)
          Total liabilities. . . . . . . . . . . . . . . . . . . .     99,224,764      97,255,308

Venture partners' subordinated equity in ventures (note 3) . . . .     21,616,287      22,872,422
Partners' capital accounts (notes 1 and 5):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . .         11,123          11,123
      Cumulative net earnings. . . . . . . . . . . . . . . . . . .        669,602         642,630
                                                                     ------------     -----------
                                                                          680,725         653,753
                                                                     ------------     -----------
  Limited partners (189,684 interests):
      Capital contributions, net of offering costs . . . . . . . .    171,306,452     171,306,452
      Cumulative net loss. . . . . . . . . . . . . . . . . . . . .    (28,347,981)    (23,784,830)
      Cumulative cash distributions. . . . . . . . . . . . . . . .    (75,157,860)    (73,251,535)
                                                                     ------------     -----------
                                                                       67,800,611      74,270,087
                                                                     ------------     -----------
          Total partners' capital accounts . . . . . . . . . . . .     68,481,336      74,923,840
                                                                     ------------     -----------

                                                                     $189,322,387     195,051,570
                                                                     ============     ===========

                      See accompanying notes to consolidated financial statements.

                                    JMB INCOME PROPERTIES, LTD. - XII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                                        1994            1993            1992
                                                    ------------    ------------    ------------
Income:
  Rental income. . . . . . . . . . . . . . . . .     $30,166,883      29,224,716      30,049,260
  Interest income. . . . . . . . . . . . . . . .         985,333         831,059       1,011,855
                                                     -----------     -----------     -----------
                                                      31,152,216      30,055,775      31,061,115
                                                     -----------     -----------     -----------
Expenses:
  Mortgage and other interest. . . . . . . . . .       9,075,692       9,137,379       5,922,611
  Depreciation . . . . . . . . . . . . . . . . .       5,640,425       5,739,255       4,811,235
  Property operating expenses. . . . . . . . . .      13,695,140      14,074,577      14,475,393
  Professional services. . . . . . . . . . . . .         244,951         307,769         385,726
  Amortization of deferred expenses. . . . . . .       1,117,672         787,304         456,673
  General and administrative . . . . . . . . . .         280,016         222,884         351,165
  Provision for value impairment (note 1). . . .       6,475,138           --         22,908,606
                                                     -----------     -----------     -----------
                                                      36,529,034      30,269,168      49,311,409
                                                     -----------     -----------     -----------
          Operating loss . . . . . . . . . . . .      (5,376,818)       (213,393)    (18,250,294)
Partnership's share of earnings (loss) from
  operations of unconsolidated ventures
  (notes 1, 3 and 10). . . . . . . . . . . . . .         441,700      (6,610,269)     (3,123,534)
Venture partners' share of consolidated ventures'
  operations before extraordinary item
  (notes 1 and 3). . . . . . . . . . . . . . . .       2,699,777         785,684       6,090,075
                                                     -----------     -----------     -----------
          Net operating loss before
            extraordinary item . . . . . . . . .      (2,235,341)     (6,037,978)    (15,283,753)
Partnership's share of gain on sale of interest
  in investment property (notes 3 and 7) . . . .           --              --          5,655,876
Extraordinary item (net of venture partners
  share of $1,588,537) (note 3(c)) . . . . . . .      (2,300,838)          --              --
                                                     -----------     -----------     -----------
          Net loss . . . . . . . . . . . . . . .     $(4,536,179)     (6,037,978)     (9,627,877)
                                                     ===========     ===========     ===========

                                    JMB INCOME PROPERTIES, LTD. - XII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                            CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                        1994            1993            1992
                                                    ------------    ------------    ------------
Net loss per limited partnership interest
 (note 1):
   Net operating loss. . . . . . . . . . . . . .     $    (12.41)         (31.79)         (80.48)
   Partnership's share of gain on sale
     of interest in investment property. . . . .           --              --              29.52
   Extraordinary item. . . . . . . . . . . . . .          (11.65)          --              --
                                                     -----------     -----------     -----------
          Net loss per limited partnership
            interest (note 1). . . . . . . . . .     $    (24.06)         (31.79)         (50.96)
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

                                      JMB INCOME PROPERTIES, LTD. - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                 GENERAL PARTNERS                             LIMITED PARTNERS (189,684 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                CONTRI-
                                                                BUTIONS
                          NET                                   NET OF       NET
              CONTRI-   EARNINGS     CASH                      OFFERING   EARNINGS      CASH
              BUTIONS    (LOSS)  DISTRIBUTIONS     TOTAL        COSTS      (LOSS)   DISTRIBUTIONS   TOTAL
              -------  -----------------------  -----------  ----------- ---------- ------------------------
Balance at
 December 31,
 1991. . . . .$11,123     612,375         --       623,498  171,306,452  (8,088,720) (61,337,010)101,880,722
Cash distri-
 butions
 ($50.00 per
 limited
 partnership
 interest) . .   --         --            --         --           --          --      (9,531,620) (9,531,620)
Net earnings
 (loss)
 (note 5). . .   --        38,525         --        38,525        --     (9,666,402)       --     (9,666,402)
              -------   ---------     -------     --------  ----------- -----------  -----------------------
Balance at
 December 31,
 1992. . . . . 11,123     650,900         --       662,023  171,306,452 (17,755,122) (70,868,630) 82,682,700
Cash distri-
 butions
 ($12.50 per
 limited
 partnership
 interest) . .   --         --            --         --           --          --      (2,382,905)(2,382,905)
Net loss
 (note 5). . .   --        (8,270)        --        (8,270)       --     (6,029,708)      --     (6,029,708)
              -------   ---------     -------     --------  ----------- -----------  ----------------------
Balance at
 December 31,
 1993. . . . .$11,123     642,630         --       653,753  171,306,452 (23,784,830) (73,251,535)74,270,087

                                      JMB INCOME PROPERTIES, LTD. - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                      CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS - CONTINUED


                                 GENERAL PARTNERS                             LIMITED PARTNERS (189,684 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                CONTRI-
                                                                BUTIONS
                          NET                                   NET OF       NET
              CONTRI-   EARNINGS     CASH                      OFFERING   EARNINGS      CASH
              BUTIONS    (LOSS)  DISTRIBUTIONS     TOTAL        COSTS      (LOSS)   DISTRIBUTIONS   TOTAL
              -------  -----------------------  -----------  ----------- ---------- ------------------------
Cash distri-
 butions
 ($10 per
 limited
 partnership
 interest) . .   --         --          --           --           --          --      (1,906,325)(1,906,325)
Net earnings
 (loss)
 (note 5). . .   --        26,972       --          26,972        --     (4,563,151)       --    (4,563,151)
              -------     -------     -------      -------  ----------- -----------  ----------- ----------
Balance at
 December 31,
 1994. . . . .$11,123     669,602       --         680,725  171,306,452 (28,347,981) (75,157,860)67,800,611
              =======     =======     =======      =======  =========== ===========  =========== ==========



















                        See accompanying notes to consolidated financial statements.

                                      JMB INCOME PROPERTIES, LTD. - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                          1994          1993            1992
                                                      -----------    -----------     -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . .    $(4,536,179)    (6,037,978)     (9,627,877)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . .      5,640,425      5,739,255       4,811,235
    Amortization of deferred expenses. . . . . . .      1,117,672        787,304         456,673
    Partnership's share of operations and gain on
      sale of interest in investment property of
      unconsolidated ventures, net of distributions      (441,700)     6,610,269        (746,754)
    Venture partners' share of
      ventures' operations and
      extraordinary item . . . . . . . . . . . . .     (4,288,314)      (785,684)     (6,090,075)
    Provisions for value impairment (note 1) . . .      6,475,138          --         22,908,606
    Write-off of assets. . . . . . . . . . . . . .      1,174,125          --              --
    Extraordinary item, net of insurance
      recoveries of $1,174,125 . . . . . . . . . .      3,889,375          --              --
  Changes in:
    Rents and other receivables. . . . . . . . . .       (836,355)      (445,506)       (716,723)
    Prepaid expenses . . . . . . . . . . . . . . .         41,120        (44,925)       (128,694)
    Escrow deposits. . . . . . . . . . . . . . . .        685,195       (368,796)       (257,704)
    Casualty insurance receivable. . . . . . . . .       (853,000)          --              --
    Accrued rents receivable . . . . . . . . . . .       (757,729)       (98,080)       (321,480)
    Accounts payable . . . . . . . . . . . . . . .       (295,784)        39,427        (290,092)
    Accrued interest . . . . . . . . . . . . . . .          --          (160,105)        154,719
    Unearned rents . . . . . . . . . . . . . . . .         47,003        (16,198)        (12,569)
    Tenant security deposits . . . . . . . . . . .         99,261         33,372         (76,452)
                                                      -----------    -----------     -----------
          Net cash provided by operating activities     7,160,253      5,252,355      10,062,813
                                                      -----------    -----------     -----------
                                      JMB INCOME PROPERTIES, LTD. - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                          1994          1993            1992
                                                      -----------    -----------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term
    investments. . . . . . . . . . . . . . . . . .      7,789,504     (2,308,024)     (8,373,546)
  Additions to investment properties,
    net of related payables and in 1994
    net of insurance recoveries of $6,647,000. . .     (2,908,722)   (10,071,938)    (29,696,904)
  Partnership's distributions from
    unconsolidated ventures. . . . . . . . . . . .          --         1,000,000      13,250,000
  Partnership's contributions to
    unconsolidated ventures. . . . . . . . . . . .     (1,557,469)         --           (753,750)
  Payment of deferred expenses . . . . . . . . . .     (1,480,284)    (1,428,355)     (1,606,048)
                                                      -----------    -----------     -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . .      1,843,029    (12,808,317)    (27,180,248)
                                                      -----------    -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . .       (575,431)      (421,223)     (1,769,435)
  Increase (decrease) in other long-term
    liabilities. . . . . . . . . . . . . . . . . .          --        (9,650,000)      6,549,513
  Proceeds from refinancings of debt (note 4(b)) .          --        18,400,000      26,600,000
  Advances from affiliates . . . . . . . . . . . .       (300,000)       735,000      (1,490,000)
  Venture partners' contributions to venture . . .        604,973        150,126         242,420
  Distributions to venture partners. . . . . . . .        (75,000)      (135,000)     (2,406,641)
  Distributions to limited partners. . . . . . . .     (1,906,325)    (2,382,905)     (9,531,620)
                                                      -----------    -----------     -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . .     (2,251,783)     6,695,998      18,194,237
                                                      -----------    -----------     -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . .      6,751,499      (859,964)       1,076,802
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . .      1,470,860      2,330,824       1,254,022
                                                      -----------    -----------     -----------
          Cash and cash equivalents, end of year .    $ 8,222,359      1,470,860       2,330,824
                                                      ===========    ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest,
    net of amounts capitalized . . . . . . . . . .    $ 9,053,196      9,297,484       5,965,889
                                                      ===========    ===========     ===========

                                        JMB INCOME PROPERTIES, LTD. - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                          1994          1993            1992
                                                      -----------    -----------     -----------

Non-cash investing and financing activities:
   Change in accounts payable. . . . . . . . . . .    $ 3,189,483          --              --
   Change in accounts receivable . . . . . . . . .        699,892          --              --
                                                      -----------    -----------     -----------
     Total extraordinary item-earthquake damage at
       Topanga Mall and First Financial Plaza
       (note 3(c) and 3(f), respectively). . . . .    $ 3,889,375          --              --
                                                      ===========    ===========     ===========
  Total proceeds from sale of investment property,
    net of selling expenses. . . . . . . . . . . .    $     --             --         30,909,086
  Assumption of long-term debt . . . . . . . . . .          --             --         17,659,086
                                                      -----------    -----------     -----------
  Cash proceeds from sale of the Partnership's
    interest in investment properties,
    net of selling expenses. . . . . . . . . . . .    $     --             --         13,250,000
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

                  JMB INCOME PROPERTIES, LTD. - XII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its ventures, Topanga Plaza Partnership ("Topanga"), JMB-40 Broad Street Associates ("Broad Street"), JMB First Financial Associates ("First Financial") and First Financial's venture, JMB Encino Partnership, ("Encino") (see note 3). The effect of all transactions between the Partnership and its ventures have been eliminated in the consolidated financial statements. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's venture interests in JMB/San Jose Associates ("San Jose"), JMB/Mid Rivers Mall Associates ("JMB/Rivers") and JMB/Rivers' venture, Mid Rivers Mall Associates, L.P. ("Mid Rivers"). Accordingly, the accompanying consolidated financial statements do not include the accounts of San Jose, JMB/Rivers and Mid Rivers. The Partnership, through JMB/Rivers sold its interest in Mid Rivers mall in January 1992.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1994 and 1993 is summarized as follows:

                                    JMB INCOME PROPERTIES, LTD. - XII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                1994                               1993
                                                -------------------------------------------------------------
                                     GAAP BASIS       TAX BASIS       GAAP BASIS       TAX BASIS
                                    ------------     -----------     ------------     -----------

Total assets . . . . . . . . . . .  $189,322,387     123,709,895     195,051,570     129,228,260

Partners' capital accounts
  (deficits) (note 5):
    General partners . . . . . . .       680,725      (1,073,088)        653,753        (928,062)
    Limited partners . . . . . . .    67,800,611     118,304,795      74,270,087     123,691,731

Net earnings (loss) (note 5):
    General partners . . . . . . .        26,972        (145,025)         (8,270)       (170,455)
    Limited partners . . . . . . .    (4,563,151)     (3,480,611)     (6,029,708)     (4,090,927)

Net loss per limited
  partnership interest . . . . . .   $    (24.06)         (18.35)         (31.79)         (21.57)
                                     ============    ===========     ===========     ===========



                  JMB INCOME PROPERTIES, LTD. - XII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The net loss per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (189,684).

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these financial statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($4,529,080 and $0 at December 31, 1994 and 1993, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires entities with total assets exceeding $150 million at December 31, 1992 to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. The debt, with a carrying balance of $94,010,009, has been calculated to have an SFAS 107 value of $88,657,637 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment and the inability to obtain comparable financing due to current levels of debt, previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported. (See note 4.) The Partnership has no other significant financial instruments.

     In response to the significant vacancy levels coupled with the depressed rental rates in the downtown New York market, the Broad Street joint venture recorded a provision for value impairment on 40 Broad Street Office Building of $22,908,606 at December 31, 1992. Such a provision was recorded to reduce the net basis of the investment property to $7,800,000 at December 31, 1992. Reference is made to note 3(d) for further discussion of the current status of this investment property. This provision is in addition to similar provisions taken in earlier years and previously reported.

                  JMB INCOME PROPERTIES, LTD. - XII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     In response to the uncertainties relating to the San Jose joint venture's ability to recover the net carrying value of certain buildings within the Park Center Plaza investment property through future operations or sale, the San Jose joint venture, at December 31, 1992, recorded a provision for value impairment on certain portions of the complex of $8,142,152. Such provision was recorded to reduce the net basis of these portions to the then outstanding balance of the related non-recourse debt. Additionally, a provision for value impairment on the 150 Almaden and 185 Park Avenue buildings and certain parking areas of $15,549,935 was recorded at September 30, 1993 to reduce the net basis to the then outstanding balance of the related non-recourse debt. Furthermore, the San Jose joint venture, recorded a provision for value impairment at September 30, 1994 on the 100-130 Park Center Plaza buildings and certain parking areas, and the 170 Almaden building of $944,335, in aggregate, to reduce the net carrying values to the then outstanding balances of related non-recourse debt. Reference is made to note 3(b) for further discussion of the current status of this investment property.

     In response to the uncertainties relating to the Encino joint venture's ability to recover the net carrying value of the investment property through future operations or sale, the Encino joint venture, at December 31, 1994, recorded a provision for value impairment of approximately $6,475,000, all of which is allocable to First Financial. Such provision was recorded to reduce the net carrying value of the property based upon an estimated sales price should the Encino venture be unable to extend or refinance the mortgage loan at maturity.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain circumstances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.


(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through joint ventures (see note 3), three shopping centers, two office buildings and an office complex. The Partnership sold, through JMB/Rivers, its interest in Mid Rivers Mall in January 1992. All of the remaining properties were in operation at December 31, 1994. The cost of the investment properties represents the total cost to the Partnership or its consolidated ventures plus miscellaneous acquisition costs.

     Depreciation on the properties has been provided over the estimated useful lives of the various components as follows:

                                                  YEARS
                                                  -----

      Building and improvements -- straight-line    30
      Personal property -- straight-line . . . .     5
                                                    ==

     Maintenance and repairs are generally charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives. Provisions for value impairment are recorded with respect to the investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value.

                  JMB INCOME PROPERTIES, LTD. - XII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Certain investment properties are pledged as security for the long-term debt, for which there is no recourse to the Partnership, as described in note 4.

     (b)  Plaza Hermosa Shopping Center

     During September 1986, the Partnership acquired a multi-building neighborhood shopping center in Hermosa Beach, California. The Partnership's purchase price for the shopping center was $18,290,000, of which $11,890,000 was paid in cash at closing. The balance of the purchase price was represented by bond financing in the amount of $6,400,000 (see note 4). This financing was secured by a letter of credit facility which was ultimately secured by a deed of trust on the property. The letter of credit facility expired December 31, 1993; however, the Partnership signed an agreement with the issuer of the letter of credit to extend its expiration date to December 31, 1994. As the bond financing was due and payable upon the expiration of the letter of credit, the bond financing was classified as a current liability at December 31, 1993. In December 1994, the Partnership signed an agreement for a long-term replacement letter of credit with a new lender and in conjunction with the new letter of credit, simultaneously retired the original bond financing and issued new bonds to the existing bondholders in their aggregate amount of $6,400,000. The new letter of credit expires in December 1997. The new bond financing is due and payable upon the new expiration date of the letter of credit, and accordingly, has been classified as a long-term liability in the accompanying financial statements at December 31, 1994.

     The property is managed by an affiliate of the General Partners of the Partnership for a fee calculated as 4% of gross receipts of the property.

(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at December 31, 1994 is a party to four operating venture agreements (the Partnership, through JMB/Rivers, sold its interest in Mid Rivers Mall in January 1992) and has made capital contributions to the respective ventures as discussed below. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a General Partner, the Partnership may be required to make additional cash contributions to the ventures.

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

     In September 1986, San Jose obtained a mortgage loan in the amount of $25,000,000 secured by the 150 Almaden and 185 Park Avenue buildings and certain parking areas. The outstanding principal balance, which was non-amortizable, bore interest at the rate of 9.5% per annum and had a scheduled maturity in October 1993 and was extended to December 1, 1993. San Jose, during the fourth quarter of 1994, finalized a loan extension and modification with the mortgage lender. The modified and extended loan has an interest rate of 8.4% per annum, requires monthly interest payments only beginning December 1, 1994 through December 1, 1997 when the loan begins to amortize until it matures November 30, 2001, when the unpaid principal and interest balance is due. The refinancing resulted in the 1994 partial paydown of the outstanding principal balance in the amount of $2.5 million.

     The property was managed by an affiliate of the General Partners of the Partnership for a fee calculated as 3% of gross receipts until December 1994 when the affiliated property manager sold substantially all of its assets and assigned its interests in its management contracts to an unaffiliated third party.

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

     During August 1994, San Jose received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex, for an approved Agency project for $4,090,000. The price offered is deemed by the Agency to be just compensation in compliance with applicable State and Federal laws relating to the government's power of eminent domain. San Jose is currently investigating its options with regard to the Agency's offer, including the impact of any purchase on garage spaces leased to tenants of other Partnership properties in the complex. Should the Agency proceed to purchase the property, San Jose would recognize a gain for financial reporting and Federal income tax purposes. Therefore, it is uncertain at this time whether a transfer of the garage to the Agency will occur or upon what terms.

     San Jose notified the tenants in and invitees to the Park Center Plaza complex that some of the buildings, particularly the 100-130 Park Center Plaza Buildings and the garage below them, could pose a life safety hazard under certain unusually intense earthquake conditions. While the buildings and the garage were designed to comply with the applicable codes for the period in which they were constructed, and there is no legal requirement to upgrade the buildings for seismic purposes, San Jose is working with consultants to analyze ways in which such a potential life safety hazard could be minimized. In addition, tenants occupying approximately 55,000 square feet (approximately 13% of the building) of the Park Center Plaza investment property have leases that expire in 1995, for which there can be

                  JMB INCOME PROPERTIES, LTD. - XII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


no assurance of renewals. However, since the costs of both re-leasing space and any seismic program at the 100-130 Park Center Plaza buildings could be substantial, San Jose has commenced discussions with the appropriate lender for additional loan proceeds to pay for all or a portion of these costs. Should lender assistance be required to fund significant costs at the 100-130 Park Center Plaza buildings but not be obtained, San Jose may decide not to commit any additional amounts to this portion of the complex since such amounts are likely to be large in comparison to the Partnership's current equity in this portion of the complex and the likelihood of recovering such funds through increased capital appreciation
is remote.   The result would be that San Jose would no longer have an
ownership interest in this portion of the complex.

     As a result, there is uncertainty about the ability to recover the net carrying value of the property through future operations and sale and accordingly, San Jose has made provisions for value impairment on the 100-130 Park Center Plaza buildings and certain parking areas and the 170 Almaden building of $944,335 in the aggregate. Such provisions at September 30, 1994 were recorded to reduce the net carrying values of these buildings to the then outstanding balances of the related non-recourse financing. Additionally, at September 30, 1993, San Jose recorded a provision for value impairment on the 150 Almaden and 185 Park Avenue buildings and certain parking areas of $15,549,935 to reduce the net carrying value of these buildings to the then outstanding balance of related non-recourse financing. Additionally, at December 31, 1992, San Jose recorded a provision for value impairment of $8,142,152 on certain other portions of the complex to amounts equal to the then outstanding balances of the related non-recourse financing. In the event the lender on the 100-130 Park Center Plaza portion of the complex exercised its remedies as discussed above, the result would likely be that San Jose would no longer have an ownership interest in such portion.

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

     The shopping center was subject to a long-term management agreement with an affiliate of the joint venture partner. Under the terms of the management agreement, the manager was entitled to receive a management fee based on a formula which relates to direct and general overhead costs and expenses incurred in the operation of the property. During 1994, the manager of the Topanga Plaza, an affiliate of the joint venture partner, was sold to an unaffiliated third party, who assumed management at the property on the same terms as existed prior to the sale.

     On January 17, 1994, an earthquake occurred in Los Angeles, California. The epicenter was located in the town of Northridge which is approximately six miles from Topanga Plaza Shopping Center. Consequently, significant portions of the mall, including the four major department stores who own their own buildings, suffered some casualty damage. The

                  JMB INCOME PROPERTIES, LTD. - XII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


approximate 360,000 square feet of mall shops owned by the Topanga Partnership did not suffer major structural damage. The estimated costs at Topanga for which the joint venture is responsible is approximately $10.5 million of which approximately $9.7 million is construction related. The majority of this cost is subject to recovery under the joint venture's earthquake insurance policy. The deductible on the earthquake casualty and business interruption coverages is approximately $2.1 million which is expected to be funded by Topanga from operations in 1995. As of December 31, 1994, Topanga has incurred approximately $7.5 million of the estimated $9.7 million of costs to repair the mall. Approximately $6.6 million has been reimbursed through insurance proceeds. The remaining amount, net of the deductible, of approximately $853,000 has been classified as a casualty insurance receivable in the accompanying consolidated financial statements.

As of the date of this report, all of the mall's 114 shops and the four major department stores are open. Subsequent to the earthquake, sales at the mall shops have increased due to the greater extent of damage at a nearby competing mall. One department store, Robinson-May, had a portion of their store condemned by city inspectors. One consequence of this partial condemnation is that Robinson-May has taken back the approximately 25,000 square feet of that store which was leased to the joint venture in 1990. Pursuant to the terms of the lease agreement with the joint venture, Robinson-May was allowed to terminate the lease in the event there was substantial damage to its existing store (as defined). This is expected to represent the loss of approximately $150,000 in annual net income from subleases of the eight tenants which had subleased this space. Topanga was insured in case of such event and received, in July 1994, insurance proceeds in the amount of $2,500,000 for the cost of the unamortized tenant improvements and the loss of rents related to this space. As a result of the termination of the leasehold for this space from Robinson-May, Topanga has written off approximately $1.2 million, of unamortized leasehold improvements discussed above. Topanga has recorded an extraordinary loss of $2,889,000 which includes Topanga's share of repair cost of approximately $2.1 million and approximately $789,000 of other costs. The earthquake did result in some adverse effects on the operations of the center in early 1994. Any future costs which may be subject to insurance recoveries are not presently determinable.

     The Partnership and its joint venture partner completed a renovation of the Topanga Plaza Shopping Center during 1992. In conjunction with this renovation, the Partnership secured an extension of the operating covenant for the Nordstrom's department store to the year 2000 from an original expiration date in 1994. In addition, the Broadway store has also committed to operate in the center until the year 2000. The Partnership and its joint venture partner have refinanced the existing mortgage notes with replacement financing from the existing mortgage holder in the amount of approximately $59,000,000 which was funded in four stages. See Note 4(b) for a discussion of such refinancing. The joint venture partner has agreed to advance the joint venture funds for expenses incurred for certain redevelopment costs related to the expansion of Topanga Plaza. The balance of these advances was $435,000 at December 31, 1994. Such advances were repaid to the joint venture partner in early 1995. Construction period interest of approximately $0, $130,620 and $1,035,000, had been capitalized for the years ended December 31, 1994, 1993 and 1992, respectively.

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

     The downtown New York City market remains extremely competitive due to the significant amount of space available primarily resulting from the layoffs, cutbacks and consolidations by financial service companies and related businesses which dominate this market. Rental rates in the downtown market are currently at depressed levels and this can be expected to continue for the foreseeable future while the current vacant space is gradually absorbed. Little, if any, new construction is planned for downtown over the next few years and it is expected that the building will continue to be adversely affected by the lower effective rental rates now achieved upon releasing of existing leases which expire over the next few years. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. This decline in rental rates, the increase in re-leasing time and the costs upon re-leasing will result in a continued decrease in cash flow from operations over the near-term. Therefore, due to the uncertainty of Broad Street's ability to recover the net carrying value of the investment property through future operations or sale, the Broad Street joint venture recorded a provision for value impairment of $22,908,606 at December 31, 1992 to further reduce the net book value of the property to the then estimated valuation of $7,800,000.

     Until December 1994, the property was managed by an affiliate of the General Partners of the Partnership for a fee calculated as 2% of gross receipts of the property (see note 6).

     (e)  JMB/Rivers

     In December 1986, the Partnership and JMB Income Properties, Ltd.-XIII (a partnership sponsored by an affiliate of the Managing General Partner, "JMB-XIII") formed JMB/Rivers, which entered into a joint venture ("Mid Rivers") with an affiliate of the developer ("Venture Partner") and acquired an interest in an enclosed regional shopping center then under construction in St. Peters, Missouri, known as Mid Rivers Mall. Under the terms of the venture agreement, JMB/Rivers contributed approximately $39,400,000, of which the Partnership's share was approximately $19,700,000. During January 1992, JMB/Rivers sold its interest in Mid Rivers Mall (See note 7).

     The ultimate ownership percentages for JMB/Rivers and Venture Partner were established as 80% and 20%, respectively. Operating profits and losses were generally allocated in proportion to and to the extent of distributions as described above and, to the extent profits and losses exceeded such distributions, to the Partners in accordance with their respective ownership percentages. The terms of the JMB/Rivers agreement generally provided that the Partnership was allocated or distributed, as the case may be, profits and losses, cash flow from operations, and sale or refinancing proceeds in the ratio of its respective capital contributions to JMB/Rivers.

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

     In November 1987, First Financial caused Encino to obtain a third party first mortgage loan in the amount of $30,000,000. The proceeds of such loan were distributed to First Financial to reduce its contribution and to the Venture Partner who subsequently repaid a $15,500,000 loan from First Financial. Thus, the total cash investment of First Financial for its interest in the office building, after consideration of the funding of the $30,000,000 permanent financing, is approximately $20,000,000, of which the Partnership's share is approximately $12,500,000. The outstanding principal balance of the third party first mortgage loan as of December 31, 1994 is $29,161,144. The third party first mortgage loan matures in November, 1995. First Financial, on Encino's behalf, is currently discussing the terms of a possible extension or renegotiation of the mortgage loan with the existing lender upon such maturity. There can be no assurance that a satisfactory arrangement for the extension or refinancing of all or substantially all of the loan can be reached with this or any other lender. Based upon such uncertainty, Encino may not be able to recover the net carrying value of the investment property through future operations or sale. Accordingly, the Encino venture, as a matter of prudent accounting practice, has made a provision for value impairment of approximately $6,475,000, all of which is allocable to First Financial. Such provision was recorded at December 31, 1994 to reduce the net carrying value of the property based upon an estimated sales price should the Encino venture be unable to extend or refinance the mortgage loan at maturity.

     The First Financial Plaza office building incurred minimal damage as a result of the earthquake in southern California on January 17, 1994. On February 22, 1995, the City Council of the City of Los Angeles passed an ordinance relating to the repair of welded steel mounted frame buildings in an area of the city that includes First Financial Plaza. While a complete determination of the requirements to comply with such ordinance is not as yet completed, it is currently estimated that the cost of such repairs, which has been reflected as an extraordinary item in the accompanying consolidated financial statements, will be approximately $1 million.

     The Encino partnership agreement generally provides that First Financial is entitled to receive (after any participating amounts due to Pepperdine University pursuant to its tenant lease) from cash flow from operations (as defined) an annual cumulative preferred return equal to 9.05% through April 30, 1995 (and 8.9% thereafter) of its capital contri-butions. Any remaining cash flow is to be split equally between First Financial and the Venture Partner. Pepperdine University, under its tenant lease, is entitled to an amount based on 6.6% of the Venture Partner's share of the office building's net operating profit and net sale profit (as defined).

                  JMB INCOME PROPERTIES, LTD. - XII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     All of Encino's operating profits and losses before depreciation have been allocated to First Financial in 1994, 1993 and 1992.

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


(4)  LONG-TERM DEBT

     (a) Long-term debt consists of the following at December 31, 1994 and 1993:

                                          1994            1993
                                      -----------     -----------
10-1/8% mortgage note secured by
 the Topanga Plaza shopping center
 in Los Angeles, California; payable
 in monthly installments of principal
 and interest of $523,225 through
 January 2002  when the remaining
 balance is due and payable,
 see note 4(b) . . . . . . . . .      $58,448,865      58,790,592

Floating rate bond financing
 (certificates), secured by the
 Plaza Hermosa Shopping Center in
 Hermosa Beach, California; the
 certificates bore interest
 based on a floating rate
 adjustable monthly (as
 defined), with a maximum
 interest rate of 13.5%,
 interest only was payable
 monthly through December 2013
 when the entire outstanding
 balance was due and payable,
 the bonds were retired in
 December 1994 by the bond
 financing described below,
 note 2(b) . . . . . . . . . . .           --           6,400,000

                  JMB INCOME PROPERTIES, LTD. - XII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                          1994            1993
                                      -----------     -----------
Floating rate bond financing
 (certificates), secured by the
 Plaza Hermosa Shopping Center
 in Hermosa Beach, California;
 the certificates bear interest
 based on a floating rate which is
 adjustable weekly (as defined),
 with a maximum interest rate of
 12%, interest only is payable
 monthly through December 2023
 when the entire outstanding balance
 is due and payable, note 2(b) .        6,400,000          --

9-7/8% mortgage note, secured by the
 First Financial Plaza Office
 Building; payable in monthly
 installments of principal and
 interest of $260,505 through
 November 1995 when the remaining
 balance is due and payable. . .       29,161,144      29,394,848
                                      -----------     -----------
          Total debt . . . . . .       94,010,009      94,585,440
          Less current portion
            of long-term debt. .       29,539,123       6,972,571
                                      -----------     -----------
          Total long-term debt .      $64,470,886      87,612,869
                                      ===========     ===========

     (b)  Debt Refinancing

     In January 1992, the Partnership and its joint venture partner finalized the refinancing of the existing mortgage notes at Topanga Plaza with replacement financing from the existing mortgage holder in the aggregate amount of $59,000,000 which was funded in four stages. Included in the initial funding was the $1,600,000 repayment of advances by an affiliate of the venture partner, the $1,500,000 refinancing of a portion of the existing mortgage and $2,300,000 representing a return to the Partnership of prior contributions used to fund previous costs incurred relating to fire, life and safety regulations and certain releasing costs. The second funding occurred on December 2, 1992 in the amount of $16,000,000, which was used to paydown interim lines of credit used for certain renovation costs and operational capital expenditures as described below. The third funding of $18,400,000 occurred on February 1, 1993, a portion of which was used to paydown interim lines of credit used for certain renovation costs and the remainder to fund additional renovation costs. The fourth stage refinanced the remaining portion of the existing mortgage of $14,000,000 upon its maturity in June 1993. The loan, aggregating $59,000,000, represents the new loan of $43,500,000 and the refinancing of the existing loans of $15,500,000. The term of the new loan began June 1, 1993 with monthly principal and interest payments and matures January 31, 2002. It carries an interest rate of 10.125%. The Topanga joint venture had funded certain renovation costs through a line of credit bearing interest at 10.125% with various maturity dates. The line of credit had a balance of $9,650,000 at December 31, 1992 and was paid by the additional loan funding discussed above.

                  JMB INCOME PROPERTIES, LTD. - XII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (c)  Five year maturities of long-term debt are summarized as follows:

                    1995 . . . . . . . . .    $29,539,123
                    1996 . . . . . . . . .        418,075
                    1997 . . . . . . . . .        462,426
                    1998 . . . . . . . . .        511,482
                    1999 . . . . . . . . .        565,741
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

     The General Partners are not required to make any capital contri-butions except under certain limited circumstances upon termination of the Partnership. In general, distributions of cash from operations will be made 90% to the Limited Partners and 10% to the General Partners. However, a portion of such distributions to the General Partners is subordinated to the Limited Partners' receipt of a stipulated return on capital.

     The Partnership Agreement provides that the General Partners shall receive as a distribution from the sale of a real property by the Partnership amounts equal to the cumulative deferrals of any portion of their 10% cash distribution and 2-1/2% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership, (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the second fiscal quarter of 1986 and (iii) have received cash distributions of sale and refinancing proceeds and of the Partnership's operations, in an amount equal to the Limited Partners' initial capital investment in the Partnership plus a 10% annual return on the Limited Partners' average capital investment. Accordingly, approximately $773,000 of sale proceeds from the sale of the Partnership's interest in Mid Rivers Mall has been deferred by the General Partners (see note 7).

                  JMB INCOME PROPERTIES, LTD. - XII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(6)  MANAGEMENT AGREEMENTS

     Certain of the Partnership's properties are managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets is the property manager of the 40 Broad Street property after the sale on the same terms that existed prior to the sale.


(7)  SALE OF INTEREST IN INVESTMENT PROPERTY

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


(8)  LEASES

     At December 31, 1994, the Partnership and its consolidated ventures' principal assets are two shopping centers and two office buildings. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the properties, excluding the cost of the land, is depreciated over the estimated useful lives. Leases with tenants range in term from month-to-month to twenty-five years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent
based upon percentages of tenants' sales volumes.   With respect to the
Partnership's shopping center investments, a substantial portion of the ability of retail tenants to honor their leases is dependent on the retail economic sector.

     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1994:

          Office Buildings:
            Cost . . . . . . . . . . . . . . .  $ 67,508,582
            Accumulated depreciation . . . . .    23,203,535
                                                ------------
                                                  44,305,047
                                                ------------
          Shopping Centers:
            Cost . . . . . . . . . . . . . . .   125,789,832
            Accumulated depreciation . . . . .    23,588,575
                                                ------------
                                                 102,201,257
                                                ------------
                                                $146,506,304
                                                ============
                  JMB INCOME PROPERTIES, LTD. - XII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

          1995 . . . . . . . . . . . . . . . .  $ 18,448,821
          1996 . . . . . . . . . . . . . . . .    17,943,508
          1997 . . . . . . . . . . . . . . . .    15,925,935
          1998 . . . . . . . . . . . . . . . .    15,189,909
          1999 . . . . . . . . . . . . . . . .    14,146,018
          Thereafter . . . . . . . . . . . . .    64,717,387
                                                ------------
              Total. . . . . . . . . . . . . .  $146,371,578
                                                ============

     Contingent rent (based on sales by property tenants) included in rental income was as follows:

          1992 . . . . . . . . . . . . . . . .      $309,934
          1993 . . . . . . . . . . . . . . . .       427,809
          1994 . . . . . . . . . . . . . . . .       662,271
                                                    ========


(9)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1994 and for the years ended December 31, 1994, 1993 and 1992 are as follows:

                                    JMB INCOME PROPERTIES, LTD. - XII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                                      UNPAID AT
                                                                                     DECEMBER 31,
                                             1994           1993          1992          1994
                                           --------       --------      --------   --------------
Property management and
  leasing fees . . . . . . . . . . .       $184,881        221,843       238,648             --
Insurance commissions. . . . . . . .         74,228         84,976       119,867             --
Reimbursement (at cost) for
  out-of-pocket expenses
  and salaries . . . . . . . . . . .        120,374         92,243       110,263          5,043
                                           --------       --------      --------          -----

                                           $379,483        399,062       468,778          5,043
                                           ========       ========      ========          =====

                  JMB INCOME PROPERTIES, LTD. - XII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred receipt of their distri-butions (see note 5) of net cash flow from the Partnership. The cumulative amount of such deferred distributions aggregated $7,466,578 at December 31, 1994. These amounts or amounts currently payable do not bear interest and may be paid in future periods.

     The Topanga venture has incurred approximately $61,000, $131,000 and $1,035,000 of interest costs relating to affiliated venture partner advances (note 3(c)) in 1994, 1993 and 1992, respectively, all of which was paid to an affiliate of the venture partner as of December 31, 1994.


(10)  INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary of financial information for San Jose as of and for the years ended December 31, 1994 and 1993 is as follows:

                                        1994            1993
                                    ------------    ------------

Current assets . . . . . . . . .    $  5,966,024       1,094,449
Current liabilities. . . . . . .        (996,677)    (25,841,373)
                                    ------------    ------------
      Working capital (deficit).       4,969,347     (24,746,924)
Investment property, net . . . .      31,913,782      33,218,816
Other assets, net. . . . . . . .         866,256       3,180,985
Long-term debt . . . . . . . . .     (25,880,881)     (3,784,508)
Other liabilities. . . . . . . .         (72,093)        (70,297)
Venture partners' equity . . . .      (6,076,946)     (4,077,776)
                                    ------------    ------------
      Partnership's capital. . .    $  5,719,465       3,720,296
                                    ============    ============
Represented by:
  Invested capital . . . . . . .    $ 47,534,243      45,976,774
  Cumulative distributions . . .     (20,652,500)    (20,652,500)
  Cumulative loss. . . . . . . .     (21,162,278)    (21,603,978)
                                    ------------    ------------
                                    $  5,719,465       3,720,296
                                    ============    ============
Total income . . . . . . . . . .    $  9,270,819      10,369,335
                                    ============    ============
Expenses applicable to operating
  loss . . . . . . . . . . . . .    $  8,387,418      23,589,873
                                    ============    ============
Net earnings (loss). . . . . . .    $    883,401     (13,220,538)
                                    ============    ============

     Reference is made to note 3(b) regarding the provision for value impairments of $944,335, $15,549,935 and $8,142,152 which were recorded in 1994, 1993 and 1992, respectively, by the San Jose joint venture.

    Total income, expenses related to operating earnings, and net loss for the above-mentioned venture for the year ended December 31, 1992 were $10,850,899, $12,191,635 and $6,285,057, respectively.


(11)  SUBSEQUENT EVENT

     In February 1995, the Partnership paid a distribution of $476,581 ($2.50 per Interest) to the Limited Partners.

                                                                                      SCHEDULE III
                                    JMB INCOME PROPERTIES, LTD. - XII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES
                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            DECEMBER 31, 1994


                                                       COSTS
                                                    CAPITALIZED
                              INITIAL COST TO        SUBSEQUENT         GROSS AMOUNT AT WHICH CARRIED
                              PARTNERSHIP (A)     TO ACQUISITION            AT CLOSE OF PERIOD (B)
                         ------------------------- --------------  ------------------------------------
                                       BUILDINGS     BUILDINGS                  BUILDINGS
                                         AND           AND                         AND
              ENCUMBRANCE    LAND     IMPROVEMENTSIMPROVEMENTS(D)      LAND    IMPROVEMENTS   TOTAL (E)
              ----------- ----------- ---------------------------   ---------- ------------ -----------
SHOPPING
 CENTERS:
Los Angeles,
 California
 (C) . . . .  $58,448,865   8,506,014   54,714,281    44,106,513     8,506,014   98,820,794 107,326,808
Hermosa
 Beach,
 California.    6,400,000   5,106,570   13,131,181       225,273     5,106,570   13,356,454  18,463,024

OFFICE
 BUILDINGS:
New York,
 New York
 (C) . . . .       --      13,201,780   55,095,008   (33,388,464)    1,765,194   21,706,544  23,471,738
Encino,
 California
 (C) . . . .   29,161,144   7,696,474   38,089,122    (1,099,536)    7,047,258   36,989,586  44,036,844
              -----------  ----------  -----------   -----------    ----------  ----------- -----------

    Total. .  $94,010,009  34,510,838  161,029,592     9,843,786    22,425,036  170,873,378 193,298,414
              ===========  ==========  ===========   ===========    ==========  =========== ===========

                                                                          SCHEDULE III - CONTINUED
                                    JMB INCOME PROPERTIES, LTD. - XII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES
                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            DECEMBER 31, 1994


                                                                             LIFE ON WHICH
                                                                             DEPRECIATION
                                                                              IN LATEST
                                                                             STATEMENT OF       1994
                                 ACCUMULATED           DATE OF     DATE       OPERATIONS    REAL ESTATE
                                DEPRECIATION(F)     CONSTRUCTION ACQUIRED    IS COMPUTED       TAXES
                               ----------------     ---------------------- ---------------  -----------
SHOPPING CENTERS:
 Los Angeles,
  California (C) . . . . . . . . . $19,933,283          1964      12/31/85      5-30 years      690,217
 Hermosa Beach,
   California. . . . . . . . . . .   3,655,292          1985      09/03/86      5-30 years      270,097

OFFICE BUILDINGS:
 New York,
  New York (C) . . . . . . . . . .  13,509,813          1983      12/31/85      5-30 years    1,914,572
 Encino,
  California (C) . . . . . . . . .   9,693,722          1986      05/20/87      5-30 years      485,665
                                   -----------                                               ----------

    Total. . . . . . . . . . . . . $46,792,110                                                3,360,551
                                   ===========                                               ==========

------------------

Notes:
     (A)  The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
     (B)  The aggregate cost of real estate owned at December 31, 1994 for Federal income tax purposes was
$216,608,080.
     (C)  Properties owned and operated by joint venture; see Note 3.
     (D)  In 1994, 1993 and 1992, the affiliated joint venture recorded provisions for value impairment totaling
$6,475,138, $0, and $22,908,606, respectively, (which included a reduction in deferred costs of $37,299, $0, and
$30,000, respectively); see Note 3(d).


                                                                          SCHEDULE III - CONTINUED
                                    JMB INCOME PROPERTIES, LTD. - XII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES
                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            DECEMBER 31, 1994


(E)   Reconciliation of real estate owned:

                                                          1994            1993             1992
                                                      ------------    ------------    ------------
      Balance at beginning of period . . . . . . .    $199,493,970     196,088,700     183,399,224
      Additions during period. . . . . . . . . . .       2,401,281       3,608,394      35,682,188
      Sale and disposal during period. . . . . . .      (4,401,376)       (203,124)        (84,106)
      Provision for value impairment (D) . . . . .      (4,195,461)          --        (22,908,606)
                                                      ------------     -----------     -----------

      Balance at end of period . . . . . . . . . .    $193,298,414     199,493,970     196,088,700
                                                      ============     ===========     ===========

(F)   Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . .    $ 41,724,753      36,188,622      31,461,493
      Depreciation expense . . . . . . . . . . . .       5,640,425       5,739,255       4,811,235
      Sale and disposal during period. . . . . . .        (313,240)       (203,124)        (84,106)
      Provision for value impairment (D) . . . . .        (259,828)          --              --
                                                      ------------     -----------     -----------

      Balance at end of period . . . . . . . . . .    $ 46,792,110      41,724,753      36,188,622
                                                      ============     ===========     ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during 1993 and 1994.



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

    The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and executive officer and certain officers of the Managing General Partner of the Partnership are as follows:

                                                      SERVED IN
NAME                     OFFICE                       OFFICE SINCE
----                     ------                       ------------

Judd D. Malkin           Chairman                     5/03/71
                         Director                     5/03/71
Neil G. Bluhm            President                    5/03/71
                         Director                     5/03/71
Burton E. Glazov         Director                     7/01/71
Stuart C. Nathan         Executive Vice President     5/08/79
                         Director                     3/14/73
A. Lee Sacks             Director                     5/09/88
John G. Schreiber        Director                     3/14/73

                                                      SERVED IN
NAME                     OFFICE                       OFFICE SINCE
----                     ------                       ------------

H. Rigel Barber          Executive Vice President     1/02/87
                         Chief Executive Officer      8/01/93
Glenn E. Emig            Executive Vice President     1/01/93
                         Chief Operating Officer      1/01/95
Jeffrey R. Rosenthal     Managing Director-Corporate  4/22/91
                         Chief Financial Officer      8/01/93
Douglas H. Cameron       Executive Vice President     1/01/95
Gary Nickele             Executive Vice President     1/01/92
                         General Counsel              2/27/84
Ira J. Schulman          Executive Vice President     6/01/88
Gailen J. Hull           Senior Vice President        6/01/88
Howard Kogen             Senior Vice President        1/02/86
                         Treasurer                    1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 7, 1995. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 7, 1995. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

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

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 57) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers, and a director of Catellus Development Corporation, a major diversified real estate development company. He is a Certified Public Accountant.

     Neil G. Bluhm (age 57) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 56) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 53) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 61) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 48) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. Mr. Schreiber is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 45) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 47) has been associated with JMB since December, 1979. Prior to becoming Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Jeffrey R. Rosenthal (age 43) has been associated with JMB since December, 1987. He is a Certified Public Accountant.

     Douglas H. Cameron (age 45) is Executive Vice President of JMB. Mr. Cameron has been associated with JMB since April, 1977. Prior to becoming Executive Vice President of JMB in 1995, Mr. Cameron was Managing Director of Capital Markets -- Property Sales from June 1990. He holds a Masters Degree in Business Administration from the University of Southern California.

     Gary Nickele (age 42) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Ira J. Schulman (age 43) has been associated with JMB since February, 1983. He holds a Masters degree in Business Administration from the University of Pittsburgh.

     Gailen J. Hull (age 46) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 59) has been associated with JMB since March, 1973. He is a Certified Public Accountant.


ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Investors, and a share of profits or losses. Reference is also made to Notes 5 and 9 for a description of such transactions, distributions and allocations. No such cash distributions were paid to the General Partners in 1994, 1993 and 1992.

     An affiliate of the Managing General Partner provided property management services to the Partnership for 1994 for the Plaza Hermosa Shopping Center in Hermosa Beach, California at a fee calculated at 4% of the gross receipts of the property and to the 40 Broad Street office building in New York, New York until December 1994 (see Note 6) at a fee calculated at 2% of the gross receipts of the property. In 1994, such affiliate earned property management and leasing fees amounting to $184,881 all of which were paid at December 31, 1994. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     The General Partners of the Partnership may be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1994, the Managing General Partner received reimbursement for such expenses and salaries in the amount of $120,374 of which $5,043 was unpaid at December 31, 1994. The Managing General Partner received no disbursement agent and data processing fees in 1994.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner of the Partnership, earned and received insurance brokerage commissions in 1994 aggregating $74,228 in connection with the providing of insurance coverage for the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage involved.

     The Partnership is permitted to engage in various transactions involving affiliates of the Managing General Partner of the Partnership. The relationship of the Managing General Partner (and its directors and officers) to its affiliates is set forth above in Item 10 above and Exhibit 21 hereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b) The Managing General Partner and its officers and directors own the following Interests of the
Partnership:

                             NAME OF                      AMOUNT AND NATURE
                             BENEFICIAL                   OF BENEFICIAL           PERCENT
TITLE OF CLASS               OWNER                        OWNERSHIP               OF CLASS
--------------               ----------                   -----------------       --------
Limited Partnership
  Interests                  JMB Realty Corporation       5 Interests (1)         Less than 1%
                                                            indirectly

Limited Partnership
  Interests                  Managing General Partner     5 Interests (1)         Less than 1%
                             and its officers and           indirectly
                             directors as a group

     (1)  Includes 5 interests owned by the initial limited partner of the Partnership for which JMB Realty
Corporation, as the indirect majority shareholder of the initial limited partner, is deemed to have the voting and investment power.


     No officer or director of the Managing General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     (c)  There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the General
Partners, the executive officers and directors of the Managing General Partner and persons who own more than ten percent of the Interests to file an initial report of ownership or changes in ownership of Interests on Form 3, 4 or 5 with the Securities and Exchange Commission (the "SEC").  Such persons are also required by SEC rules to furnish the Partnership with copies of all Section 16(a) forms they file.  Timely filing of an initial report of ownership on Form 3 or Form 5 was not made on behalf of Glenn Emig.


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

                  4-D. Letter of credit agreement between JMB Income Properties, Ltd-XII and Dresdner Bank AG dated November 15, 1994 relating to the letter of credit extension at Plaza Hermosa is filed herewith.

                  4-E. Mortgage loan agreement, Amended and Restated
Deed of Trust, Security Agreement with assignment of Rents and Fixture Filing and Real Estate tax escrow and Security Agreement between San Jose and Connecticut General Life Insurance Co. dated November 30, 1994 is filed herewith.

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

                  27.  Financial Data Schedule

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

        No annual report or proxy material for 1994 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                JMB INCOME PROPERTIES, LTD. - XII

                By:     JMB Realty Corporation
                        Managing General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 27, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Managing General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and Director
                Date:   March 27, 1995

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 27, 1995

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 27, 1995

                        GLENN E. EMIG*
                By:     Glenn E. Emig, Chief Operating Officer
                Date:   March 27, 1995

                        JEFFREY R. ROSENTHAL*
                By:     Jeffrey R. Rosenthal, Chief Financial Officer
                        Principal Financial Officer
                Date:   March 27, 1995


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 27, 1995

                        A. LEE SACKS*
                By:     A. Lee Sacks, Director
                Date:   March 27, 1995

                By:     STUART C. NATHAN*
                        Stuart C. Nathan, Executive Vice President
                          and Director
                Date:   March 27, 1995


                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull, Attorney-in-Fact
                Date:   March 27, 1995

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

3-B.       Amended and Restated Agreement of
           Limited Partnership                        Yes

4-A.       Mortgage loan agreement related to
           Topanga Plaza                              Yes

4-B.       Mortgage loan agreement related to
           First Financial Plaza                      Yes

4-C.       Mortgage loan modification agreement
           related to Topanga Plaza                   Yes

4-D.       Letter of credit agreement related to
           Plaza Hermosa                               No

4-E.       Mortgage loan agreement related to
           Park Center Plaza                           No

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

27.        Financial Data Schedule                     No