Form 10-Q
period 1995-03-31
JMB INCOME PROPERTIES LTD XII
filed 1995-05-15
CIK 765813

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended March 31, 1995     Commission file number 0-16108



               JMB INCOME PROPERTIES, LTD. - XII
    (Exact name of registrant as specified in its charter)




         Illinois                     36-3337796
(State of organization)    (IRS Employer Identification No.)




  900 N. Michigan Ave., Chicago, IL      60611
(Address of principal executive office)(Zip Code)




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

                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3

Item 2.  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations . . . . . . . . .     18




PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . .     24

Item 6.  Exhibits and Reports on Form 8-K. . . . . .     25



PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 1995 AND DECEMBER 31, 1994

                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                                   MARCH 31,   DECEMBER 31,
                                                                     1995         1994
                                                                 ------------  -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . .   $ 21,522,226    8,222,359
  Short-term investments (note 1). . . . . . . . . . . . . . .      1,531,578   14,176,812
  Rents and other receivables, net of allowance for
    doubtful accounts of $675,001 at March 31,
    1995 and $925,820 at December 31, 1994 . . . . . . . . . .      2,273,443    2,162,206
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .        597,247      226,598
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . .        708,332      708,332
  Casualty insurance receivable. . . . . . . . . . . . . . . .          --         853,000
                                                                 ------------  -----------
        Total current assets . . . . . . . . . . . . . . . . .     26,632,826   26,349,307
                                                                 ------------  -----------
Investment properties, at cost (note 2):
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22,425,036   22,425,036
  Buildings and improvements . . . . . . . . . . . . . . . . .    171,108,136  170,873,378
                                                                 ------------  -----------
                                                                  193,533,172  193,298,414
  Less accumulated depreciation. . . . . . . . . . . . . . . .     48,202,293   46,792,110
                                                                 ------------  -----------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . .    145,330,879  146,506,304

Investment in unconsolidated ventures,
  at equity (notes 1 and 6). . . . . . . . . . . . . . . . . .      6,029,336    5,719,465
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      8,259,323    8,340,547
Accrued rents receivable . . . . . . . . . . . . . . . . . . .      2,309,092    2,406,764
                                                                 ------------  -----------
                                                                 $188,561,456  189,332,387
                                                                 ============  ===========

                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                            CONSOLIDATED BALANCE SHEETS - CONTINUED


                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                          ------------------------------------------

                                                                   MARCH 31,   DECEMBER 31,
                                                                     1995         1994
                                                                 ------------  -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $ 29,486,664   29,539,123
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .      4,147,581    3,863,132
  Construction costs payable . . . . . . . . . . . . . . . . .          8,628      342,324
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .        188,975        --
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . .         67,230       64,806
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .     33,899,078   33,809,385
Tenant security deposits . . . . . . . . . . . . . . . . . . .        507,325      509,493
Long-term debt, less current portion . . . . . . . . . . . . .     64,370,285   64,470,886
Advances from affiliates (note 3(d)) . . . . . . . . . . . . .          --         435,000
                                                                 ------------  -----------
Commitments and contingencies (notes 1, 2, 3 and 5)

        Total liabilities. . . . . . . . . . . . . . . . . . .     98,776,688   99,224,764
Venture partners' subordinated equity in ventures. . . . . . .     21,248,770   21,616,287
Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .         11,123       11,123
    Cumulative net earnings. . . . . . . . . . . . . . . . . .        690,852      669,602
                                                                 ------------  -----------
                                                                      701,975      680,725
                                                                 ------------  -----------
  Limited partners (189,684 interests):
    Capital contributions, net of offering costs . . . . . . .    171,306,452  171,306,452
    Cumulative net earnings (loss) . . . . . . . . . . . . . .    (27,837,988) (28,347,981)
    Cumulative cash distributions. . . . . . . . . . . . . . .    (75,634,441) (75,157,860)
                                                                 ------------  -----------
                                                                   67,834,023   67,800,611
                                                                 ------------  -----------
        Total partners' capital accounts . . . . . . . . . . .     68,535,998   68,481,336
                                                                 ------------  -----------
                                                                 $188,561,456  189,322,387
                                                                 ============  ===========

                 See accompanying notes to consolidated financial statements.

                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                          (UNAUDITED)
                                                                      1995           1994
                                                                  ------------   -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . $ 7,233,086     6,731,911
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . .     301,961       178,841
                                                                   -----------    ----------
                                                                     7,535,047     6,910,752
                                                                   -----------    ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . .   2,304,951     2,372,978
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .   1,410,183     1,400,233
  Property operating expenses. . . . . . . . . . . . . . . . . . .   3,094,264     3,545,953
  Professional services. . . . . . . . . . . . . . . . . . . . . .      96,138        82,597
  Amortization of deferred expenses. . . . . . . . . . . . . . . .     339,816       254,980
  General and administrative . . . . . . . . . . . . . . . . . . .      57,076        92,383
                                                                   -----------    ----------
                                                                     7,302,428     7,749,124
                                                                   -----------    ----------
        Operating earnings (loss). . . . . . . . . . . . . . . . .     232,619      (838,372)
Partnership's share of operations
  of unconsolidated ventures
  (notes 1 and 6). . . . . . . . . . . . . . . . . . . . . . . . .     309,871       172,871
Venture partners' share of ventures'
  operations before extraordinary
  item (note 1). . . . . . . . . . . . . . . . . . . . . . . . . .     (11,247)      387,042
                                                                   -----------    ----------
        Net operating earnings (loss)
          before extraordinary item. . . . . . . . . . . . . . . .     531,243      (278,459)
Extraordinary item (net of venture
  partners' share of $1,588,537)
  (note 3(d)). . . . . . . . . . . . . . . . . . . . . . . . . . .       --       (2,300,838)
                                                                   -----------    ----------
        Net earnings (loss). . . . . . . . . . . . . . . . . . . . $   531,243    (2,579,297)
                                                                   ===========    ==========

                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)



                                                                      1995           1994
                                                                  ------------   -----------

        Net earnings (loss) per limited
         partnership interest (note 1):
          Net operating earnings (loss). . . . . . . . . . . . . . $      2.69         (1.41)
          Extraordinary item . . . . . . . . . . . . . . . . . . .       --           (11.65)
                                                                   -----------    ----------

              Net loss . . . . . . . . . . . . . . . . . . . . . . $      2.69        (13.06)
                                                                   ===========    ==========

        Cash distributions per limited
          partnership interest . . . . . . . . . . . . . . . . . . $     2.50           2.50
                                                                   ===========    ==========






                 See accompanying notes to consolidated financial statements.

                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                          THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                          (UNAUDITED)

                                                                      1995           1994
                                                                  ------------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . .$    531,243    (2,579,297)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .   1,410,183     1,400,233
    Amortization of deferred expenses. . . . . . . . . . . . . . .     339,816       254,980
    Partnership's share of operations of unconsolidated
      ventures . . . . . . . . . . . . . . . . . . . . . . . . . .    (309,871)     (172,871)
    Venture partners' share of ventures' operations
      and extraordinary item . . . . . . . . . . . . . . . . . . .      11,247    (1,975,579)
    Write-off of assets. . . . . . . . . . . . . . . . . . . . . .       --        1,174,125
    Extraordinary item, net of insurance recoveries
      of $1,174,125. . . . . . . . . . . . . . . . . . . . . . . .       --        3,889,375
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . .    (111,237)      (29,244)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .    (370,649)     (350,861)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .       --          (14,230)
    Casualty insurance receivable. . . . . . . . . . . . . . . . .     853,000      (905,453)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .      97,672       (36,881)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .     284,449       461,889
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .     188,975       346,406
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .       2,424         4,016
    Tenant security deposits . . . . . . . . . . . . . . . . . . .      (2,168)       78,166
                                                                  ------------   -----------
        Net cash provided by operating activities. . . . . . . . .   2,925,084     1,544,774
                                                                  ------------   -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments . . . . . . . . . . . . . . . . . . . .  12,645,234       945,040
  Additions to investment properties,
    net of related payables. . . . . . . . . . . . . . . . . . . .    (568,454)   (2,313,909)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .    (258,592)     (164,819)
                                                                  ------------   -----------
        Net cash provided by (used in) investing activities. . . .  11,818,188    (1,533,688)
                                                                  ------------   -----------
                                 JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                      1995           1994
                                                                  ------------   -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .    (153,060)     (138,520)
  Advances from affiliate. . . . . . . . . . . . . . . . . . . . .    (435,000)        --
  Venture partners' contributions to venture . . . . . . . . . . .      41,236        48,049
  Distributions to venture partners. . . . . . . . . . . . . . . .    (420,000)        --
  Distributions to limited partners. . . . . . . . . . . . . . . .    (476,581)     (476,581)
                                                                  ------------   -----------
        Net cash used in financing activities. . . . . . . . . . .  (1,443,405)     (567,052)
                                                                  ------------   -----------
        Net increase (decrease) in cash and cash equivalents . . .  13,299,867      (555,966)

        Cash and cash equivalents, beginning of period . . . . . .   8,222,359     1,470,860
                                                                  ------------   -----------
        Cash and cash equivalents, end of period . . . . . . . . . $21,522,226       914,894
                                                                  ============   ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$  1,760,317     2,372,978
                                                                  ============   ===========
  Non-cash investing and financing activities:
    Change in accounts payable . . . . . . . . . . . . . . . . . .$      --        3,189,483
    Change in accounts receivable. . . . . . . . . . . . . . . . .       --          699,892
                                                                  ------------   -----------
        Total extraordinary item - earthquake damage
          at Topanga Mall (note 3(d)). . . . . . . . . . . . . . .$      --        3,889,375
                                                                  ============   ===========





                 See accompanying notes to consolidated financial statements.

               JMB INCOME PROPERTIES, LTD. - XII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MARCH 31, 1995 AND 1994

                          (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1994 which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its ventures, Topanga Plaza Partnership ("Topanga"), JMB-40 Broad Street Associates ("Broad Street"), JMB First Financial Associates ("First Financial") and First Financial's venture, JMB Encino Partnership, ("Encino") (note 3). The effect of all transactions between the Partnership and its ventures have been eliminated in the consolidated financial statements. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's venture interest in JMB/San Jose Associates ("San Jose"). Accordingly, the accompanying consolidated financial 2statements do not include the accounts of San Jose.

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
                        1995                  1994
             -----------------------  -------------------------
                GAAP BASIS TAX BASIS  GAAP BASIS TAX BASIS
                ---------- ---------  ---------- ---------

Net earnings
 (loss). . . . .$  531,243  (817,538) (2,579,297)(1,120,321)
Net earnings
 (loss) per
 limited
 partnership
 interest. . . .$      2.69    (4.31)     (13.06)    (5.67)
               =====================  ====================

     The net earnings (loss) per limited partnership interest is based on the number of limited partnership interests outstanding at the end of each period (189,684).

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies cash receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and

               JMB INCOME PROPERTIES, LTD. - XII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


accumulated according to the classifications specified in the pronounce-ment. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($17,345,583 and $4,529,080 at March 31, 1995 and December 31,
1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets (primarily its consolidated investments in land, buildings and improvements) whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value less costs to sell.

     The amount of any impairment loss recognized by the Partnership under its current accounting policy has been limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership expects to adopt SFAS 121 no later than the first quarter of 1996. Although the Partnership has not currently assessed the full impact of adopting SFAS 121, the amount of any such required impairment loss could be materially higher than the amounts that have been recorded in the past or may be recorded in 1995 under the Partnership's current impairment policy. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.

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


(2)  INVESTMENT PROPERTIES

     (a) General

     The Partnership has acquired, either directly or through joint ventures, three shopping centers, two office buildings and an office complex. The Partnership sold its interest in Mid Rivers Mall in January 1992. All the remaining properties were in operation at March 31, 1995.

     (b)  Plaza Hermosa

     During September 1986, the Partnership acquired a multi-building neighborhood shopping center in Hermosa Beach, California. The Partnership's purchase price for the shopping center was $18,290,000, of which $11,890,000 was paid in cash at closing. The balance of the purchase price was represented by bond financing in the amount of $6,400,000. This financing was secured by a letter of credit facility which was ultimately secured by a deed of trust on the property. The letter of credit facility expired December 31, 1993; however, the Partnership signed an agreement with the issuer of the letter of credit to extend its expiration date to December 31, 1994. In December 1994, the Partnership signed an agreement for a long-term replacement letter of credit with a new lender and in conjunction with the new letter of credit, simultaneously retired the original bond financing and issued new bonds to the existing bondholders in their aggregate amount of $6,400,000. The new letter of credit expires in December 1997. The new bond financing is due and payable upon the new expiration date of the letter of credit.

     The property is managed by an affiliate of the General Partners of the Partnership for a fee calculated as 4% of gross receipts of the property.


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at March 31, 1995 is a party to four operating venture agreements. The terms of the joint venture agreements generally provide that the Partnership will be allocated or distributed profit and losses, cash flow from operations and sale or refinancing proceeds in the ratio of its interest in the joint ventures as determined by the relative value of the partners' respective capital contributions. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures. There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

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

     During August 1994, San Jose received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex, for an approved Agency project for $4,090,000. The price offered is deemed by the Agency to be just compensation in compliance with applicable State and Federal laws. During 1995, the Agency filed a condemnation action in court to secure their position in obtaining the garage pursuant to the laws of eminent domain. However, San Jose will continue to hold discussions with the Agency and continue to investigate its options with regard to the Agency's offer, including the impact of any purchase on garage spaces leased to tenants of other Partnership properties in the complex. Should the Agency proceed to purchase the property, San Jose would recognize a gain for financial reporting and Federal income tax purposes. It is uncertain at this time whether a transfer at the garage to the Agency will occur, when or upon what terms.

     San Jose notified the tenants in and invitees to the Park Center Plaza complex that some of the buildings, particularly the 100-130 Park Center Plaza Buildings and the garage below them, could pose a life safety hazard under certain unusually intense earthquake conditions. While the buildings and the garage were designed to comply with the applicable codes for the period in which they were constructed, and there is no legal requirement to upgrade the buildings for seismic purposes, San Jose is working with consultants to analyze ways in which such a potential life safety hazard could be eliminated. In addition, tenants occupying approximately 55,000 square feet (approximately 13% of the building) of the Park Center Plaza investment property have leases that expire in 1995, for which there can be no assurance of renewals. However, since the costs of both re-leasing space and any seismic program at the 100-130 Park Center Plaza buildings could be substantial, San Jose has commenced discussions with the appropriate lender for additional loan proceeds to pay for all or a portion of these costs. Should lender assistance be required to fund significant costs at the 100-130 Park Center Plaza buildings but not be obtained, San Jose may decide not to commit any additional amounts to this portion of the complex, since such amounts are likely to be large in comparison to the Partnership's current equity in this portion of the complex and the likelihood of recovering such funds through increased capital appreciation
is remote.   The result would be that San Jose would no longer have an
ownership interest in this portion of the complex. As a result, there is uncertainty about the ability to recover the net carrying value of the property through future operations and sale and accordingly, San Jose has made provisions for value impairment on the 100-130 Park Center Plaza buildings and certain parking areas and the 170 Almaden building of $944,335 in the aggregate. Such provisions at September 30, 1994 were recorded to reduce the net carrying values of these buildings to the then outstanding balances of the related non-recourse financing.

               JMB INCOME PROPERTIES, LTD. - XII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     San Jose, during the fourth quarter of 1994, finalized a loan modification and extension to November 30, 2001 with the mortgage lender on the 150 Almaden and 185 Park Avenue buildings and certain parking areas as the mortgage loan secured by this portion of the complex matured on October 1, 1993 and was extended to December 1, 1993. The refinancing resulted in a partial paydown of the outstanding principal balance in the amount of $2.5 million of which the Partnership's share was $1.25 million.

     The property was managed by an affiliate of the General Partners of the Partnership for a fee calculated as 3% of gross receipts until December 1994 when the affiliated property manager sold substantially all of its assets and assigned its interests in its management contracts to an unaffiliated third party who continues to manage under the same terms as existed prior to the sale. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates.

     (c)  Broad Street

     The Broad Street venture agreement provides that the Partnership will be allocated or distributed profits and losses, cash flow from operations and sale or refinancing proceeds in the ratio of its capital contributions to Broad Street, which is 68.56%.

     The downtown New York City market remains extremely competitive due to the significant amount of space available primarily resulting from the layoffs, cutbacks and consolidations by financial service companies and related businesses which dominated this market. Rental rates in the downtown market are currently at depressed levels and this can be expected to continue for the foreseeable future while the current vacant space is gradually absorbed. Little, if any, new construction is planned for downtown over the next few years and it is expected that the building will continue to be adversely affected by the lower effective rental rates now achieved upon re-leasing of existing leases which expire over the next few years. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. This decline in rental rates, the increase in re-leasing time and the costs upon re-leasing will result in a continued decrease in cash flow from operations over the near term.

     Until December 1994, the property was managed by an affiliate of the General Partners of the Partnership for a fee calculated as 2% of gross receipts of the property (see note 5).

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

     On January 17, 1994, an earthquake occurred in Los Angeles, California. The epicenter was located in the town of Northridge, which is approximately six miles from Topanga Plaza Shopping Center. Consequently, significant portions of the mall, including the four major department stores who own their own buildings, suffered some casualty damage. The approximate 360,000 square feet of mall shops owned by the Topanga Partnership did not suffer major structural damage. The estimated costs at Topanga for which the joint venture is responsible is approximately $10.5 million, of which approximately $9.7 million is construction related. The majority of this cost is subject to recovery under the joint venture's earthquake insurance policy. The deductible on the earthquake casualty and business interruption coverages is approximately $2.1 million which is expected to be funded by Topanga from operations in 1995 and/or offset by other insurance recoveries for which the venture may be eligible but for which are not presently determinable. As of March 31, 1995, Topanga has incurred approximately $7.6 million of the estimated $9.7 million of costs to repair the mall all of which has been reimbursed through insurance proceeds. As of the date of this report, all of the mall's 114 shops and the four major department stores are open. Subsequent to the earthquake, sales at the mall shops have increased due to the greater extent of damage at a nearby competing mall. One department store, Robinson-May, had a portion of their store condemned by city inspectors in 1994. One consequence of this partial condemnation is that Robinson-May took back in 1994 the approximately 25,000 square feet of that store which was leased to the joint venture in 1990. Pursuant to the terms of the lease agreement with the joint venture, Robinson-May was allowed to terminate the lease in the event there was substantial damage to its existing store (as defined). This is expected to represent the loss of approximately $150,000 in annual net income from subleases of the eight tenants which had subleased this space. Topanga was insured in case of such event and received, in July 1994, insurance proceeds in the amount of $2,500,000 (net of the related deductible) for the cost of the unamortized tenant improvements and the loss of rents related to this space. As a result of the termination of the leasehold for this space from Robinson-May, Topanga wrote off, in 1994, approximately $1.2 million of unamortized leasehold improvements discussed above. Topanga recorded in 1994, an extraordinary loss of $2,889,000 (of which the Partnership's share was approximately $1,676,000) which included Topanga's share of repair cost of approximately $2.1 million, and approximately $789,000 of other costs. The earthquake did result in some adverse effect on the operations of the center in early 1994.

     The joint venture partner had agreed to advance the joint venture funds for expenses incurred for certain redevelopment costs related to a potential future expansion of Topanga Plaza. The balance of these advances was $435,000 at December 31, 1994. Such advances were repaid to the former joint venture partner in early 1995.

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

     (e)  First Financial

     On May 20, 1987, the Partnership, through First Financial, a joint venture with JMB Income Properties, Ltd.-XIII (a partnership sponsored by an affiliate of the Managing General Partner), acquired an interest in a general partnership ("Encino") with an affiliate of the developer ("Encino Venture Partner"). Encino owns an office building in Encino (Los Angeles), California. First Financial is obligated to make an initial investment in the aggregate amount of $49,850,000 of which approximately $49,812,000 of such contributions have been made to Encino. The Partnership's share of the remaining amounts, approximately $24,000, will be contributed when the Encino Venture Partner complies with certain requirements.

     The first mortgage loan on the property matures November 1, 1995. First Financial, on Encino's behalf, is currently discussing the terms of a possible extension or renegotiation of the mortgage loan with the existing lender upon such maturity. There can be no assurance that a satisfactory arrangement for the extension or refinancing of all or substantially all of the loan can be reached with this or any other lender. Based upon such uncertainty, Encino may not be able to recover the net carrying value of the investment property through future operations or sale. Accordingly, the Encino venture, as a matter of prudent accounting practice, has made a provision for value impairment of approximately $6,475,000, (approximately $4,047,000 is allocable to the Partnership), all of which is allocable to First Financial. Such provision was recorded at December 31, 1994 to reduce the net carrying value of the property based upon an estimated sales price should the Encino venture be unable to extend or refinance the mortgage loan at maturity.

     As previously reported, the First Financial office building appeared to have experienced only minor cosmetic damage as a result of the January 17, 1994 Northridge earthquake in southern California. On February 22, 1995, the city council of the city of Los Angeles passed an ordinance requiring certain buildings (identified by building type and location) to perform testing on the welded steel moment connections to determine if the earthquake had weakened such joint weldings and to repair such joint weldings if weakness is detected. This property qualified for the testing under the ordinance, and therefore, Encino has retained a structural engineer to perform the testing. Results of the initial testing by the structural engineer indicate that some of the building's joint weldings have suffered damage which, in accordance with the recently enacted ordinance, must be repaired. Encino's structural engineer has informed Encino that the damage detected does not pose a life safety risk for the building's tenants. While a complete determination of the requirements to comply with such ordinance is not as yet completed, it is currently estimated that the cost of such repairs will be approximately $1,000,000 (of which the Partnership's share is approximately $625,000).

     All of Encino's operating profits and losses before depreciation have been allocated to First Financial in 1995 and 1994.

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

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 are as follows:

               JMB INCOME PROPERTIES, LTD. - XII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


                                                   Unpaid at
                                                   March 31,
                              1995       1994        1995
                            --------    ------   -------------
Property management
 and leasing fees. . . . .  $ 17,988    42,393          --
Insurance commissions. . .        17      --            --
Reimbursement
 (at cost) for
 out-of-pocket
 expenses. . . . . . . . .     2,766       340         371
                            --------   -------         ---
                            $ 20,771    42,733         371
                            ========   =======         ===

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and the operation of the Partnership's investment properties. The amount of such salaries and direct expenses aggregated $16,245 and $108,499 for the three months ended March 31, 1995 and for the twelve months ended December 31, 1994, respectively, all of which has been paid as of March 31, 1995.

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred payment of their distri-butions of net cash flow and sales proceeds from the Partnership. The amount of such deferred distributions was approximately $7,520,000 as of March 31, 1995. All amounts deferred or currently payable do not bear interest.

     The Topanga venture has incurred approximately $0 and $17,000 of interest expense on affiliated venture partner advances (note 3(d)) for the three months ended March 31, 1995 and 1994, respectively, all of which was paid to an affiliate of the former venture partner as of March 31, 1995.


(6)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for the San Jose venture for the three months ended March 31, 1995 and 1994 is as follows:

                                     1995           1994
                                  ----------    -----------
 Total income. . . . . . . .      $2,462,591      2,305,345
                                  ==========    ===========
 Operating earnings. . . . .      $  619,741        345,742
                                  ==========    ===========
 Net earnings to
   the Partnership . . . . .      $  309,871        172,871
                                  ==========    ===========


(7)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1995 and for the three months ended March 31, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At March 31, 1995, the Partnership had cash and cash equivalents of approximately $21,522,000. Such funds and short-term investments of approximately $1,532,000 are available for working capital requirements including the funding of the Partnership's share of remaining earthquake repair costs at the Topanga Plaza and of releasing costs and capital improvements and repairs at the Park Center Financial Plaza, 40 Broad Street and First Financial Plaza as discussed below. The Partnership and its consolidated ventures have currently budgeted in 1995 approximately $3,276,000 for tenant improvements and other capital expenditures. Such budgeted amounts exclude earthquake costs at Topanga Plaza (as discussed below and in Note 3(d)). The Partnership's share of such items and its share of similar items for its unconsolidated ventures in 1995 is currently budgeted to be approximately $3,764,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. Additionally, as more fully described in Notes 4 and 5, distributions of approximately $7,520,000 to the General Partners have been deferred in accordance with the subordination requirements of the Partnership agreement. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's investment properties and through the sale of such investments. In such regard, reference is made to the Partnership's property specific discussions below. To the extent that a property does not produce adequate amounts of cash to meet its needs, the Partnership may withdraw funds from the working capital reserve which it maintains. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     Overall cash flow returns at Broad Street for the next few years are expected to be lower than in previous years. The Partnership will continue its aggressive leasing program; however, the downtown New York City market remains extremely competitive due to the significant amount of space available primarily resulting from the layoffs, cutbacks and consolidations by financial service companies and related businesses which dominated this market. In addition to competition for tenants in the downtown market from other buildings in the area, there is increasing competition from less expensive alternatives to downtown. Rental rates in the downtown market are currently at depressed levels and this can be expected to continue for the foreseeable future while the current vacant space is gradually absorbed. Little, if any, new construction is planned for downtown over the next few years. It is expected that the building will continue to be adversely affected by the lower effective rental rates achieved upon re-leasing of existing leases which expire over the next few years. (In 1995 and 1996, the leases of tenants occupying approximately 13% of the building expire.) In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. This decline in rental rates, the increase in re-leasing time and the costs upon re-leasing will result in a continued decrease in cash flow from operations over the near term. Reference is made to Note 3(c) for further discussion of the current status of this investment property.

     During August 1994, San Jose received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex, for an approved Agency project for $4,090,000. The price offered is deemed by the Agency to be just compensation in compliance with applicable State and Federal laws. During 1995, the Agency filed a condemnation action in court to secure their position in obtaining the garage pursuant to the laws of eminent domain. However, San Jose will continue to hold discussions with the agency and continue to investigate its options with regard to the Agency's offer including the impact of any purchase on garage spaces leased to tenants of other Partnership properties in the complex. Should the Agency proceed to purchase the property, San Jose would recognize a gain for financial reporting and Federal income tax purposes. It is uncertain at this time whether a transfer of the garage to the Agency will occur, when or upon what terms.

     San Jose, during the fourth quarter of 1994, finalized a loan modification and extension to November 30, 2001 with the mortgage lender on the 150 Almaden and 185 Park Avenue buildings and certain parking areas as the mortgage loan secured by this portion of the complex matured on October 1, 1993 and was extended to December 1, 1993. The refinancing resulted in a partial paydown of the outstanding principal balance in the amount of $2.5 million of which the Partnership's share was $1.25 million.
(Reference is made to Note 3(b)).

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

     On January 17, 1994, an earthquake occurred in Los Angeles, California. The epicenter was located in the town of Northridge, which is approximately six miles from Topanga Plaza Shopping Center. Consequently, significant portions of the mall, including the four major department stores who own their own buildings, suffered some casualty damage. The approximate 360,000 square feet of mall shops owned by the Topanga Partnership did not suffer major structural damage. The estimated costs at Topanga for which the joint venture is responsible is approximately $10.5 million, of which approximately $9.7 million is construction related. The majority of this cost is subject to recovery under the joint venture's earthquake insurance policy. The deductible on the earthquake casualty and business interruption coverages is approximately $2.1 million which is expected to be funded by Topanga from operations in 1995 and/or offset by other insurance recoveries for which the venture may be eligible but for which are not presently determinable. As of March 31, 1995, Topanga has incurred approximately $7.6 million of the estimated $9.7 million of costs to repair the mall, all of which has been reimbursed through insurance proceeds. As of the date of this report, all of the mall's 114 shops and the four major department stores are open. Subsequent to the earthquake, sales at the mall shops have increased due to the greater extent of damage at a nearby competing mall. One department store, Robinson-May, had a portion of their store condemned by city inspectors. One consequence of this partial condemnation is that Robinson-May took back the approximately 25,000 square feet of that store which was leased to the joint venture in 1990. Pursuant to the terms of the lease agreement with the joint venture, Robinson-May was allowed to terminate the lease in the event there was substantial damage to its existing store (as defined). This is expected to represent the loss of approximately $150,000 in annual net income from subleases of the eight tenants which had subleased this space. Topanga was insured in case of such event and received, in July 1994, insurance proceeds in the amount of $2,500,000 (net of the related deductible) for the cost of the unamortized tenant improvements and the loss of rents related to this space. As a result of the termination of the leasehold for this space from Robinson-May, Topanga wrote off, in 1994, approximately $1.2 million of unamortized leasehold improvements discussed above.
Topanga recorded, in 1994, an extraordinary loss of $2,889,000 (of which the Partnership's share was approximately $1,676,000) which included Topanga's share of repair cost of approximately $2.1 million, and approximately $789,000 of other costs. The earthquake did result in some adverse effect on the operations of the center in early 1994.

     The joint venture partner had agreed to advance the joint venture funds for expenses incurred for certain redevelopment costs related to a potential future expansion of Topanga Plaza. The balance of these advances was $435,000 at December 31, 1994. Such advances were repaid to the joint venture partner in early 1995.

     During 1994, the manager of the Topanga Plaza, an affiliate of the joint venture partner, was sold to an unaffiliated third party, who assumed management at the property on the same terms as existed prior to the sale.

     The Plaza Hermosa Shopping Center was developed with proceeds raised through a municipal bond financing. This financing was secured by a letter of credit facility which was ultimately secured by a deed of trust on the property. The letter of credit facility expired December 31, 1993; at which time, the Partnership signed an agreement with the holder of the letter of credit to extend its expiration date to December 31, 1994. In December 1994, the Partnership signed an agreement for a long-term replacement letter of credit with a new lender and in conjunction with the new letter of credit, simultaneously retired this original bond financing and issued new bonds to the existing bondholders in their original aggregate amount of $6,400,000. The new letter of credit expires in December 1997. The new bond financing is due and payable upon the expiration of the letter of credit. This property did not sustain any significant damage in connection with the January 17, 1994 Los Angeles earthquake.

     In 1995, the leases of tenants occupying approximately 19,000 square feet (approximately 20% of the property) at the Plaza Hermosa Shopping Center expire. Although the Partnership has received indications that some of these tenants will renew, there can be no assurance that such renewals will take place. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. These anticipated costs upon re-leasing will result in a decrease in cash flow from operations over the near term.

     At March 31, 1995, the First Financial Plaza office building is approximately 89% occupied. In July 1993, Mitsubishi vacated its approximate 8,100 square feet prior to its lease expiration of January 1997 and continues to pay rent pursuant to its lease obligation. Including the Mitsubishi lease, the building is 94% leased as of the date of this report.

The Los Angeles office market in general and the Encino submarket in particular are showing signs of strengthening as vacancy rates decrease and rental rates stabilize.

     As previously reported, the First Financial office building appeared to have experienced only minor cosmetic damage as a result of the January 17, 1994 Northridge earthquake in southern California. On February 22, 1995, the city council of the city of Los Angeles passed an ordinance requiring certain buildings (identified by building type and location) to perform testing on the welded steel moment connections to determine if the earthquake had weakened such joint weldings and to repair such joint weldings if weakness is detected. This property qualified for the testing under the ordinance, and therefore, Encino has retained a structural engineer to perform the testing. Results of the initial testing by the structural engineer indicate that some of the building's joint weldings have suffered damage which, in accordance with the recently enacted ordinance, must be repaired. Encino's structural engineer has informed Encino that the damage detected does not pose a life safety risk for the building's tenants. While a complete determination of the requirements to comply with such ordinance is not as yet completed, it is currently estimated that the cost of such repairs will be approximately $1,000,000 (of which the Partnership's share is approximately $625,000).

     The mortgage note secured by the First Financial Plaza office building is scheduled to mature in November 1995. Although the venture has had preliminary discussions with the lender regarding an extension of this loan, there can be no assurance that such an extension or any alternative financing for all or substantially all of the mortgage loan can be obtained at maturity. The venture is also examining a possible sale of the property should a refinancing not take place. There can be no assurance that a sale of the property will occur. Based upon such uncertainty, Encino may not be able to recover the net carrying value of the investment property through future operations or sale. Accordingly, Encino as a matter of prudent accounting practice, has made a provision for value impairment of approximately $6,475,000, (of which approximately $4,047,000 is allocated to the Partnership), all of which is allocable to First Financial joint venture. Such provision was recorded at December 31, 1994 to reduce the net carrying value of the property based upon an estimated sales price should the Encino Venture be unable to extend or refinance the mortgage loan at maturity.

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

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio. As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought or is seeking additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited.

     As we have reported previously, due to these factors, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and the corresponding decrease in short-term investments as of March 31, 1995 as compared to December 31, 1994 is primarily due to approximately $17,346,000 of the Partnership's U.S. Government obligations being classified as cash equivalents at March 31, 1995, whereas approximately $4,529,000 of such U.S. Government obligations were classified as cash equivalents at December 31, 1994. See Note 1.

     The increase in prepaid expenses at March 31, 1995 as compared to December 31, 1994 is primarily due to the prepayment of real estate taxes of approximately $483,000 at 40 Broad Street, partially offset by the amortization of insurance premiums at 40 Broad Street, Topanga Plaza and Plaza Hermosa.

     The casualty insurance receivable balance at December 31, 1994 represents a portion of repair costs reimbursed through insurance proceeds in 1995 at Topanga Plaza.

     The decrease in construction costs payable at March 31, 1995 as compared to December 31, 1994 is due to the timing of payment of construction costs incurred at Topanga Plaza.

     The increase in accrued real estate taxes as of March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of real estate taxes at Plaza Hermosa and First Financial Plaza.

     The decrease in advances from affiliates as of March 31, 1995 as compared to December 31, 1994 is due to the repayment of such advances to the previous venture partner at Topanga Plaza. See Note 3(d).

     The increase in rental income for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily due to increased rental income at Topanga Plaza due to the recovery of operations from the impact of the earthquake damage incurred in early 1994.

See Note 3(d).

     The increase in interest income for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily due to higher average invested balances in U.S. Government obligations and higher effective yields earned on such investments in 1995.

     The decrease in property operating expenses for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily due to a decrease in provision for doubtful accounts of approximately $118,000 as a result of the resolution of tenant rent disputes in 1994 associated with the earthquake damage at Topanga Plaza, a real estate tax refund of approximately $99,000 at Plaza Hermosa and higher repairs and maintenance expense in the first quarter of 1994 at 40 Broad Street.

     The increase in amortization of deferred expenses for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily due to the capitalization of certain expenses related to the renovation of Topanga Plaza and capitalization of certain expenses related to the refinancing at Plaza Hermosa. See Note 2(b).

     The increase in Partnership's share of operations of unconsolidated ventures for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily due to a decrease in real estate tax expense and an increase in interest income from investments in U.S. Government obligations at the San Jose investment property.

     The decrease in venture partners' share of ventures' operations for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily due to losses resulting from the earthquake at Topanga Plaza partially offset by the venture partners' share of insurance proceeds related to space taken back by Robinson-May at Topanga Plaza in 1994. See Note 3(d).

     The extraordinary item for the three months ended March 31, 1994 is due to the earthquake damage at Topanga Plaza in 1994. See Note 3(d).

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                            1994                         1995
                                -------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1. Park Center Financial
    Plaza
    San Jose, California . . .  83%      83%      83%       84%    74%

2. Topanga Plaza
    Los Angeles, California. .  90%      92%      92%       95%    95%

3. 40 Broad Street
    New York, New York . . . .  82%      82%      82%       80%    76%

4. Plaza Hermosa
    Shopping Center
    Hermosa Beach, California.  81%      91%      92%       95%    94%

5. First Financial Plaza
    Encino (Los Angeles),
    California . . . . . . . .84%(1)  91%(1)   89%(1)    89%(1) 93%(1)


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

              4-D.   Letter of credit agreement between JMB Income
Properties, Ltd-XII and Dresdner Bank AG dated November 15, 1994 relating to the letter of credit extension at Plaza Hermosa is hereby incorporated herein by reference to the Partnership's report on Form 10-K (File No. 0-16108) dated March 27, 1995.

              4-E.   Mortgage loan agreement, Amended and Restated
Deed of Trust, Security Agreement with assignment of Rents and Fixture Filing and Real Estate tax escrow and Security Agreement between San Jose and Connecticut General Life Insurance Co. dated November 30, 1994 is hereby incorporated herein by reference to the Partnership's report on Form 10-K (File No. 0-16108) dated March 27, 1995.

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

              10-C. Acquisition documents including the venture agreement relating to the purchase by the Partnership of 40 Broad Street in New York, New York, are hereby incorporated by reference to the Partnership's report on Form 8-K (File No. 0-16108) dated December 31, 1985.
              27.    Financial Data Schedule

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


              JMB INCOME PROPERTIES, LTD. - XII

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:  GAILEN J. HULL
                        Gailen J. Hull, Senior Vice President
                   Date:May 11, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        GAILEN J. HULL
                        Gailen J. Hull, Principal Accounting Officer
                   Date:May 11, 1995