Form 10-Q
period 1995-09-30
JMB INCOME PROPERTIES LTD XII
filed 1995-11-13
CIK 765813

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended September 30, 1995   Commission file #0-16108



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

                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3

Item 2.  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations . . . . . . . . .     19




PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . .     26

Item 6.  Exhibits and Reports on Form 8-K. . . . . .     27



PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                    1995          1994
                                                                -------------  -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . .   $ 25,137,031    8,222,359
  Short-term investments (note 1). . . . . . . . . . . . . . .      1,953,199   14,176,812
  Rents and other receivables, net of allowance for
    doubtful accounts of $351,920 at September 30,
    1995 and $925,820 at December 31, 1994 . . . . . . . . . .      2,545,862    2,162,206
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .        661,586      226,598
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . .        508,365      708,332
  Casualty insurance receivable. . . . . . . . . . . . . . . .          --         853,000
                                                                 ------------  -----------
        Total current assets . . . . . . . . . . . . . . . . .     30,806,043   26,349,307
                                                                 ------------  -----------
Investment properties, at cost (note 2):
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20,554,359   22,425,036
  Buildings and improvements . . . . . . . . . . . . . . . . .    168,277,881  170,873,378
                                                                 ------------  -----------
                                                                  188,832,240  193,298,414
  Less accumulated depreciation. . . . . . . . . . . . . . . .    (51,096,875) (46,792,110)
                                                                 ------------  -----------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . .    137,735,365  146,506,304

Investment in unconsolidated ventures,
  at equity (notes 1 and 6). . . . . . . . . . . . . . . . . .      4,826,137    5,719,465
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      7,723,114    8,340,547
Accrued rents receivable . . . . . . . . . . . . . . . . . . .      2,470,089    2,406,764
                                                                 ------------  -----------
                                                                 $183,560,748  189,322,387
                                                                 ============  ===========

                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                            CONSOLIDATED BALANCE SHEETS - CONTINUED


                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                          ------------------------------------------

                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    1995          1994
                                                                -------------  -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $ 29,374,405   29,539,123
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .      2,829,216    3,863,132
  Construction costs payable . . . . . . . . . . . . . . . . .          --         342,324
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .        508,869        --
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .        241,487        --
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . .         10,854       64,806
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .     32,964,831   33,809,385
Tenant security deposits . . . . . . . . . . . . . . . . . . .        500,454      509,493
Long-term debt, less current portion . . . . . . . . . . . . .     64,196,878   64,470,886
Advances from affiliates (note 3(d)) . . . . . . . . . . . . .          --         435,000
                                                                 ------------  -----------
Commitments and contingencies (notes 1, 2, 3 and 5)

        Total liabilities. . . . . . . . . . . . . . . . . . .     97,662,163   99,224,764
Venture partners' subordinated equity in ventures. . . . . . .     21,518,003   21,616,287
Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .         11,123       11,123
    Cumulative net earnings. . . . . . . . . . . . . . . . . .        562,762      669,602
                                                                 ------------  -----------
                                                                      573,885      680,725
                                                                 ------------  -----------
  Limited partners (189,684 interests):
    Capital contributions, net of offering costs . . . . . . .    171,306,452  171,306,452
    Cumulative net loss. . . . . . . . . . . . . . . . . . . .    (30,912,152) (28,347,981)
    Cumulative cash distributions. . . . . . . . . . . . . . .    (76,587,603) (75,157,860)
                                                                 ------------  -----------
                                                                   63,806,697   67,800,611
                                                                 ------------  -----------
        Total partners' capital accounts . . . . . . . . . . .     64,380,582   68,481,336
                                                                 ------------  -----------
                                                                 $183,560,748  189,322,387
                                                                 ============  ===========

                 See accompanying notes to consolidated financial statements.

                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                          (UNAUDITED)


                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30              SEPTEMBER 30
                                         ----------------------------------------------------
                                               1995         1994        1995         1994
                                           -----------   ---------- -----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . $10,303,525    7,112,044  24,668,441   22,042,900
  Interest income. . . . . . . . . . . . .     363,073      270,177   1,005,930      634,543
                                           -----------   ---------- -----------   ----------
                                            10,666,598    7,382,221  25,674,371   22,677,443
                                           -----------   ---------- -----------   ----------
Expenses:
  Mortgage and other interest. . . . . . .   2,226,549    2,365,946   6,831,569    7,103,814
  Depreciation . . . . . . . . . . . . . .   1,496,163    1,391,434   4,304,765    4,174,200
  Property operating expenses. . . . . . .   3,187,195    3,581,524   9,189,851   10,567,816
  Professional services. . . . . . . . . .       1,815       17,992     227,424      236,088
  Amortization of deferred
    expenses . . . . . . . . . . . . . . .     332,764      264,320   1,002,752      791,399
  General and administrative . . . . . . .     151,975       54,577     323,388      185,696
  Provision for value impairment
    (note 2(b)). . . . . . . . . . . . . .   5,500,000        --      5,500,000        --
                                           -----------   ---------- -----------   ----------
                                            12,896,461    7,675,793  27,379,749   23,059,013
                                           -----------   ---------- -----------   ----------
        Operating loss . . . . . . . . . .  (2,229,863)    (293,572) (1,705,378)    (381,570)
Partnership's share of
  operations of unconsolidated
  ventures (notes 1 and 6) . . . . . . . .    (161,363)      (2,252)    356,672      304,009
Venture partners' share of
  ventures' operations before
  extraordinary item (note 1). . . . . . .  (1,213,874)     (66,476) (1,322,305)     443,142
                                           -----------   ---------- -----------   ----------
        Net operating earnings
          (loss) before extra-
          ordinary item. . . . . . . . . .  (3,605,100)    (362,300) (2,671,011)     365,581

                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)



                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30              SEPTEMBER 30
                                         ----------------------------------------------------
                                               1995         1994        1995         1994
                                           -----------   ---------- -----------   ----------
Extraordinary item (net of
  venture partners' share of
  $1,588,537) (note 3(d)). . . . . . . . .       --           --          --      (2,300,838)
                                           -----------   ---------- -----------   ----------
        Net loss . . . . . . . . . . . . . $(3,605,100)    (362,300) (2,671,011)  (1,935,257)
                                           ===========   ========== ===========   ==========
        Net earnings (loss) per
         limited partnership
         interest (note 1):
          Net operating earnings
            (loss) . . . . . . . . . . . . $    (18.25)       (1.93)     (13.52)        1.78
          Extraordinary item . . . . . . .       --           --          --          (11.64)
                                           -----------   ---------- -----------   ----------

              Net loss . . . . . . . . . . $    (18.25)       (1.93)     (13.52)       (9.86)
                                           ===========   ========== ===========   ==========

        Cash distributions per
          limited partnership
          interest . . . . . . . . . . . . $      2.50         2.50        7.50         7.50
                                           ===========   ========== ===========   ==========














                 See accompanying notes to consolidated financial statements.

                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                         NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                          (UNAUDITED)
                                                                      1995           1994
                                                                  ------------   -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . $(2,671,011)   (1,935,257)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .   4,304,765     4,174,200
    Amortization of deferred expenses. . . . . . . . . . . . . . .   1,002,752       791,399
    Partnership's share of operations of unconsolidated
      ventures . . . . . . . . . . . . . . . . . . . . . . . . . .    (356,672)     (304,009)
    Venture partners' share of ventures' operations
      and extraordinary item . . . . . . . . . . . . . . . . . . .   1,322,305    (2,031,679)
    Provision for value impairment (note 2(b)) . . . . . . . . . .   5,500,000         --
    Write-off of assets. . . . . . . . . . . . . . . . . . . . . .       --        1,174,125
    Extraordinary item, net of insurance recoveries
      of $1,174,125. . . . . . . . . . . . . . . . . . . . . . . .       --        3,889,375
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . .    (383,656)      354,022
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .    (434,988)     (603,566)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .     199,967       403,775
    Casualty insurance receivable. . . . . . . . . . . . . . . . .     853,000      (413,421)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .     (63,325)      (30,584)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .  (1,033,916)      138,609
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .     508,869         --
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .     241,487       119,108
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .     (53,952)       32,935
    Tenant security deposits . . . . . . . . . . . . . . . . . . .      (9,039)       87,315
                                                                  ------------   -----------
        Net cash provided by operating activities. . . . . . . . .   8,926,586     5,846,347
                                                                  ------------   -----------
Cash flows from investing activities:
  Net sales and maturities of short-term investments . . . . . . .  12,223,613     2,389,100
  Additions to investment properties,
    net of related payables. . . . . . . . . . . . . . . . . . . .  (1,206,974)   (4,334,860)
  Partnership's distributions from unconsolidated
    ventures . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,250,000         --
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .    (554,495)     (906,514)
                                                                  ------------   -----------
        Net cash provided by (used in) investing activities. . . .  11,712,144    (2,852,274)
                                                                  ------------   -----------

                                 JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                      1995           1994
                                                                  ------------   -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .    (438,726)     (426,144)
  Advances from affiliate. . . . . . . . . . . . . . . . . . . . .    (435,000)        --
  Venture partners' contributions to venture . . . . . . . . . . .      42,811       547,208
  Distributions to venture partners. . . . . . . . . . . . . . . .  (1,463,400)      (45,000)
  Distributions to limited partners. . . . . . . . . . . . . . . .  (1,429,743)   (1,429,743)
                                                                  ------------   -----------
        Net cash used in financing activities. . . . . . . . . . .  (3,724,058)   (1,353,679)
                                                                  ------------   -----------
        Net increase in cash and cash equivalents. . . . . . . . .  16,914,672     1,640,394

        Cash and cash equivalents, beginning of year . . . . . . .   8,222,359     1,470,860
                                                                  ------------   -----------
        Cash and cash equivalents, end of period . . . . . . . . .$ 25,137,031     3,111,254
                                                                  ============   ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$  6,322,700     7,103,815
                                                                  ============   ===========
  Non-cash investing and financing activities:
    Change in accounts payable . . . . . . . . . . . . . . . . . .$      --        3,189,483
    Change in accounts receivable. . . . . . . . . . . . . . . . .       --          699,892
                                                                  ------------   -----------
        Total extraordinary item - earthquake damage
          at Topanga Mall (note 3(d)). . . . . . . . . . . . . . .$      --        3,889,375
                                                                  ============   ===========













                 See accompanying notes to consolidated financial statements.

               JMB INCOME PROPERTIES, LTD. - XII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SEPTEMBER 30, 1995 AND 1994

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
                        1995                  1994
             -----------------------  --------------------
                GAAP BASIS TAX BASIS  GAAP BASIS TAX BASIS
                ---------- ---------  ---------- ---------

Net loss . . . .$2,671,011 2,039,103   1,935,257 3,385,875
Net loss
 per limited
 partnership
 interest. . . .$    13.52     10.32        9.86     17.14
                ========== =========   ========= =========

     The net loss per limited partnership interest is based on the number of limited partnership interests outstanding at the end of each period (189,684).

               JMB INCOME PROPERTIES, LTD. - XII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($18,528,768 and $4,529,080 at September 30, 1995 and December 31,
1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     In response to the uncertainties relating to the San Jose joint venture's ability to recover the net carrying value of certain buildings within the Park Center Plaza investment property through future operations or sale, San Jose, as a matter of prudent accounting practice, recorded a provision for value impairment at September 30, 1994 on the 100-130 Park Center Plaza building and certain parking areas, and the 170 Almaden building, of $944,335 in the aggregate, to reduce the net carrying values to the then outstanding balances of related non-recourse debt. Reference is made to Note 3(b) for further discussion of the current status of this investment property through future operations and sale. In addition, due to the uncertainty of the Partnership's ability to recover the net carrying value of the Plaza Hermosa investment property through future operations and sale over its revised expected holding period, the Partnership made, as a matter of prudent accounting practice, a provision for value impairment as of September 30, 1995 of $5,500,000. Such provision reduced the net carrying value of the investment property to its then estimated fair value.

Reference is made to Note 2(b).

     Certain amounts in the 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets to be held and used whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value. Any long-lived assets identified "to be disposed of" would no longer be depreciated but adjustments for impairment loss would be made in each period as necessary to report those assets at the lower of historical cost and fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property.

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

               JMB INCOME PROPERTIES, LTD. - XII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership expects to adopt SFAS 121 no later than the first quarter of 1996. Although the Partnership has not fully completed its assessment of the full impact of adopting SFAS 121, it is not anticipated that any significant additional provisions for value impairment would be required for the properties owned by the Partnership and its consolidated ventures, or by the Partnership's unconsolidated ventures, in the first period of implementation of SFAS 121. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the investors rather than the Partnership. However, in certain circumstances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.


(2)  INVESTMENT PROPERTIES

     (a) General

     The Partnership has acquired, either directly or through joint ventures, three shopping centers, two office buildings and an office complex. The Partnership sold its interest in Mid Rivers Mall in January 1992. All the remaining properties were in operation at September 30, 1995.

     (b)  Plaza Hermosa

     During 1986, the Partnership acquired a shopping center in Hermosa Beach, California for $18,290,000, of which $11,890,000 was paid in cash at closing and the balance was represented by bond financing in the amount of $6,400,000. This financing was secured by a letter of credit facility which was ultimately secured by a deed of trust on the property. In December 1994 upon expiration of the letter of credit facility, the Partnership obtained a long-term replacement letter of credit with a new lender and simultaneously retired the original bond financing and issued new bonds to the existing bondholders in their aggregate amount of $6,400,000. The new letter of credit expires in December 1997. The new bond financing is due and payable upon the new expiration date of the letter of credit.

     In 1995, the leases of tenants occupying approximately 14,500 square feet (approximately 15% of the property) at the Plaza Hermosa Shopping Center expire. Although the Partnership has received indications that some of these tenants will renew, there can be no assurance that such renewals will take place. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. These anticipated costs upon re-leasing will result in a decrease in cash flow from operations over the near-term. As a result of reduced projected cash flows, the upcoming maturity of the letter of credit facility in 1997 and the expected holding period of the property, there is uncertainty as to the Partnership's ability to recover the net carrying value of the Plaza Hermosa investment property through future operations or sale over its revised expected holding period. Therefore, the Partnership has made, as a

               JMB INCOME PROPERTIES, LTD. - XII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


matter of prudent accounting practice, a provision for value impairment at September 30, 1995 of $5,500,000. Such provision reduced the net carrying value of the investment property to its then estimated fair value.


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at September 30, 1995 is a party to four operating venture agreements. The terms of the joint venture agreements generally provide that the Partnership will be allocated or distributed profit and losses, cash flow from operations and sale or refinancing proceeds in the ratio of its interest in the joint ventures as determined by the relative value of the partners' respective capital contributions. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures. There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

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

     During August 1994, San Jose received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex, for an approved Agency project, for $4,090,000. The price offered is deemed by the Agency to be just compensation in compliance with applicable State and Federal laws. During 1995, the Agency filed a condemnation action in court to secure their position in obtaining the garage pursuant to the laws of eminent domain. San Jose and the Agency have been able to agree, in principle, upon mutually acceptable terms for the transfer of the garage. Under the agreement, San Jose anticipates receiving replacement parking spaces for its tenants in a near-by city-owned parking structure for an extended period of time in addition to the aforementioned purchase price of $4,090,000. However, San Jose still must negotiate terms to an acceptable contract and there can be no assurance that such a contract will ultimately be finalized. If such a contract is executed on the proposed terms, San Jose anticipates the transfer of the garage to occur in March 1996. Upon such a transfer, San Jose would recognize a gain for financial reporting and Federal income tax purposes.

               JMB INCOME PROPERTIES, LTD. - XII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     In October 1995, San Jose elected to repay the mortgage obligations (originally scheduled to mature in September 2000) securing the portion of the complex on which the 100-130 Buildings are located as well as a portion of the garage. The outstanding principal balances, at the time of repayment, were $2,418,722 of which the Partnership's share was $1,209,361.

After reviewing and analyzing San Jose's potential options with regard to its investment in the 100-130 Park Center Plaza portion of the complex, San Jose determined that it was in the best interest of the venture to repay the mortgage obligations secured by this portion of the complex. Tenants occupying approximately 88,000 square feet (approximately 20% of the buildings) of the Park Center Plaza investment property have leases that expire in 1996, for which there can be no assurance of renewals. New leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy which would result in a decrease in cash flow from operations over the near-term. San Jose notified the tenants in and invitees to the Park Center Plaza complex that some of the buildings, particularly the 100-130 Park Center Plaza Buildings and the garage below them, could pose a life safety hazard under certain unusually intense earthquake conditions. While the buildings and the garage were designed to comply with the applicable codes for the period in which they were constructed, and there is no legal requirement to upgrade the buildings for seismic purposes, San Jose has worked with consultants to analyze ways in which such a potential life safety hazard could be reduced.

In order to reduce any potential life safety hazard that may occur during unusually intense earthquake conditions, San Jose is undergoing a voluntary upgrade to the 130 Park Center Plaza building and the parking garage below the 100-130 buildings for seismic purposes. San Jose estimates the cost of the structural upgrade to be $1,200,000 of which the Partnership's share is $600,000. Such work is scheduled to begin in November 1995 and should be completed by mid 1996.

     San Jose made provisions for value impairment on the 100-130 Park Center Plaza buildings, certain parking areas and the 170 Almaden building of $944,335 in the aggregate. Such provisions at September 30, 1994 were recorded to reduce the net carrying values of these buildings to the then outstanding balances of the related non-recourse financing.

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

               JMB INCOME PROPERTIES, LTD. - XII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (d)  Topanga

     In 1985, the Partnership acquired a 58% interest in Topanga Plaza in the Woodland Hills area of Los Angeles, California. The aggregate purchase price for the Partnership's interest in the venture was approximately $25,263,000, which was paid in cash at closing. Under the terms of the joint venture agreement, the Partnership generally will be allocated or distributed 58% of profits and losses, cash flow from operations and sale or refinancing proceeds.

     On January 17, 1994, an earthquake occurred in Los Angeles, California. The epicenter was located in the town of Northridge, which is approximately six miles from Topanga Plaza Shopping Center. Consequently, significant portions of the mall, including the four major department stores who own their own buildings, suffered some casualty damage. The approximate 360,000 square feet of mall shops owned by the Topanga Partnership did not suffer major structural damage. The estimated costs at Topanga for which the joint venture is responsible is approximately $11.9 million (which does not include costs associated with the space taken back by Robinson-May as discussed below), of which approximately $7.7 million is construction related. The remaining amounts represent lost revenues and various operating and administrative costs incurred as a result of the earthquake. The majority of these costs are subject to recovery under the joint venture's earthquake insurance policy. The deductible on the earthquake casualty and business interruption coverages is approximately $2.1 million which has been or is expected to be funded by Topanga from operations in 1995 and/or offset by other insurance recoveries. Included in this deductible are approximately $1.5 million of expenses incurred in 1994 that will be billed back to tenants pursuant to their leases over a ten year period commencing in 1995. As of September 30, 1995, Topanga has incurred approximately $6.6 million of the estimated $7.7 million of costs to repair the mall. Approximately, $10.3 million of the $11.9 million of total costs has been reimbursed through insurance proceeds. Approximately $2.8 million of additional insurance proceeds were collected as a final settlement during the third quarter of 1995. Such amount represents recoveries under the joint venture's business interruption policy and is reflected as rental income in the accompanying consolidated financial statements. All of the mall's 114 shops and the four major department stores are open. Subsequent to the earthquake, sales at the mall shops increased due to the greater extent of damage at a nearby competing mall. However, in August 1995, the competing mall was re-opened. The re-opening of this mall is expected to have an adverse effect on Topanga's sales. One department store, Robinson-May, had a portion of their store condemned by city inspectors in 1994. One consequence of this partial condemnation is that Robinson-May took back in 1994 the approximately 25,000 square feet of that store which had been leased to the joint venture in 1990. Pursuant to the terms of the lease agreement with the joint venture, Robinson-May was allowed to terminate the lease in the event there was substantial damage to its existing store (as defined). This is expected to represent the loss of approximately $150,000 in annual net income from subleases of the eight tenants which had subleased this space. Topanga was insured in case of such event and received, in July 1994, insurance proceeds in the amount of $2,500,000 (net of the related deductible) for the cost of the unamortized tenant improvements and the loss of rents related to this space. As a result of the termination of the leasehold for this space from Robinson-May, Topanga wrote off, in 1994, approximately $1.2 million of unamortized leasehold improvements discussed above. Topanga recorded in 1994, an extraordinary loss of $2,889,000 (of which the Partnership's share was approximately $1,676,000) which included Topanga's share of repair cost of approximately $2.1 million, and approximately $789,000 of other costs. The earthquake did result in some adverse effect on the operations of the center in early 1994.

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

     The shopping center is subject to fire, life and safety code and ordinance requirements, which have changed since the property's original construction. Accordingly, the Partnership intends to comply with such revised regulations and fund certain retrofit costs. In conjunction with the renovation, a substantial portion of certain retrofit costs have been completed. The Partnership currently expects to fund any remaining costs from operations over the next several years, as tenant leases expire, until the entire building conforms to such requirements.

     (e)  First Financial

     On May 20, 1987, the Partnership, through First Financial, a joint venture with JMB Income Properties, Ltd.-XIII (a partnership sponsored by an affiliate of the Managing General Partner), acquired an interest in a general partnership ("Encino") with an affiliate of the developer ("Encino Venture Partner"). Encino owns an office building in Encino (Los Angeles), California. First Financial is obligated to make an initial investment in the aggregate amount of $49,850,000 of which approximately $49,812,000 of such contributions have been made to Encino. First Financial does not anticipate further increasing its initial cash investment in Encino.

     The first mortgage loan on the property matured November 1, 1995. Effective November 1, 1995, Encino and the existing lender has amended and restated the existing mortgage loan. The new principal balance of the amended note at November 1, 1995 is $24,970,148. This amount is comprised of the current outstanding principal portion of $28,970,148 on the original $30,000,000 note less the required $4,000,000 principal paydown by Encino, all of which was advanced by First Financial, of which the Partnership's share is $2,500,000. The amended loan has an interest rate of 8.67% and a term of two years resulting in a maturity date of November 1, 1997. The new monthly installments of principal and interest will be $209,077.

     Due to the uncertainty of Encino's ability to recover the net carrying value of the First Financial office building investment property through future operations and sale during the estimated holding period. Encino recorded, as a matter of prudent accounting practice, a provision for value impairment of such investment of approximately $6,475,000, all of which is allocable to First Financial. The Partnership's share of such provision to First Financial is approximately $4,047,000. Such provision was recorded at December 31, 1994 to reduce the net carrying value of the investment property to its then estimated recoverable value.

     The First Financial office building appeared to have experienced only minor cosmetic damage as a result of the January 17, 1994 Northridge earthquake in southern California. On February 22, 1995, the city council of the city of Los Angeles passed an ordinance requiring certain buildings (identified by building type and location) to perform testing on the welded steel moment connections to determine if the earthquake had weakened such joint weldings and to repair such joint weldings if weakness is detected. This property qualified for the testing under the ordinance, and therefore, Encino has retained a structural engineer to perform the testing. Results of the initial testing by the structural engineer indicate that some of the

               JMB INCOME PROPERTIES, LTD. - XII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


building's joint weldings have suffered damage which, in accordance with the recently enacted ordinance, must be repaired. Encino's structural engineer has informed Encino that the damage detected does not pose a life safety risk for the building's tenants. All testing and repairs necessary to comply with such ordinance have been completed as of October 1995. The current estimated final cost of such testing and repairs is approximately $900,000 (of which the Partnership's share is approximately $562,500).

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

               JMB INCOME PROPERTIES, LTD. - XII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1995 and for the nine months ended September 30, 1995 and 1994 are as follows:
                                                   Unpaid at
                                                 September 30,
                              1995       1994        1995
                            --------    ------   -------------
Property management
 and leasing fees. . . . .  $ 49,150   136,636          --
Insurance commissions. . .    70,488    61,436          --
Reimbursement
 (at cost) for
 out-of-pocket
 expenses. . . . . . . . .     5,083     4,756          594
                            --------   -------        -----
                            $124,721   202,828          594
                            ========   =======        =====

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and the operation of the Partnership's investment properties. The amount of such salaries and direct expenses aggregated $172,607 and $108,499 for the nine months ended September 30, 1995 and for the twelve months ended December 31, 1994, respectively, all of which has been paid as of September 30, 1995.

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred payment of their distri-butions of net cash flow and sales proceeds from the Partnership. The amount of such deferred distributions was approximately $7,625,000 as of September 30, 1995. All amounts deferred or currently payable do not bear interest.

     The Topanga venture has incurred approximately $38,000 of interest expense on affiliated venture partner advances (note 3(d)) for the nine months ended September 30, 1994, all of which was paid to an affiliate of the former venture partner as of September 30, 1995.

     The Managing General Partner of the Partnership has determined to use independent third parties to perform certain administrative services beginning in the fourth quarter of 1995. Use of such third parties is not expected to have a material effect on the operations of the Partnership.


(6)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for the San Jose venture for the nine months ended September 30, 1995 and 1994 is as follows:

                                     1995           1994
                                  ----------    -----------
 Total income. . . . . . . .      $6,889,719      7,079,634
                                  ==========    ===========
 Operating earnings. . . . .      $  713,343        608,018
                                  ==========    ===========
 Net earnings to
   the Partnership . . . . .      $  356,672        304,009
                                  ==========    ===========


               JMB INCOME PROPERTIES, LTD. - XII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


(7)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At September 30, 1995, the Partnership had cash and cash equivalents of approximately $25,137,000. Such funds and short-term investments of approximately $1,953,000 are available for working capital requirements including the funding of the Partnership's share of remaining earthquake repair costs at the Topanga Plaza, re-leasing costs and capital improvements and repairs at the Park Center Financial Plaza, 40 Broad Street and First Financial Plaza as discussed below, the repayment of debt of which the Partnership's share was $1,209,361 (as discussed below and in Note 3(b)) at the Park Center Financial Plaza, and the loan paydown at First Financial Plaza (as discussed below and in Note 3(e)). The Partnership and its consolidated ventures have currently budgeted in 1995 approximately $3,414,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of similar items for its unconsolidated ventures in 1995 is currently budgeted to be approximately $2,782,000. Such budgeted amounts exclude earthquake costs at Topanga Plaza (as discussed below and in Note 3(d)). Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. Additionally, as more fully described in Notes 4 and 5, distributions of approximately $7,625,000 to the General Partners have been deferred in accordance with the subordination requirements of the Partnership agreement. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's investment properties and through the sale of such investments. In such regard, reference is made to the Partnership's property specific discussions below. To the extent that a property does not produce adequate amounts of cash to meet its needs, the Partnership may withdraw funds from the working capital reserve which it maintains. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     Overall cash flow returns at Broad Street for the next few years are expected to continue to be reduced. The Partnership will continue its aggressive leasing program; however, the downtown New York City market remains extremely competitive due to the significant amount of space available primarily resulting from the layoffs, cutbacks and consolidations by financial service companies and related businesses which dominated this market. In addition to competition for tenants in the downtown market from other buildings in the area, there is increasing competition from less expensive alternatives to downtown. Rental rates in the downtown market are currently at depressed levels and this can be expected to continue for the foreseeable future while the current vacant space is gradually absorbed. Little, if any, new construction is planned for downtown over the next few years. It is expected that the building will continue to be adversely affected by the lower effective rental rates achieved upon re-leasing of existing leases which expire over the next few years. (In 1995 and 1996, the leases of tenants occupying approximately 16% of the building expire and there can be no assurance that such tenants will renew.) In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. This decline in rental rates, the increase in re-leasing time and the costs upon re-leasing will result in a continued decrease in cash flow from operations over the near term. Reference is made to Note 3(c) for further discussion of the current status of this investment property.

     During August 1994, San Jose received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex, for an approved Agency project for $4,090,000. The price offered is deemed by the Agency to be just compensation in compliance with applicable State and Federal laws. During 1995, the Agency filed a condemnation action in court to secure their position in obtaining the garage pursuant to the laws of eminent domain. San Jose and the Agency have been able to agree, in principle, upon mutually acceptable terms for the transfer of the garage. Under the agreement, San Jose anticipates receiving replacement parking spaces for its tenants in a near-by city-owned parking structure for an extended period of time in addition to the aforementioned purchase price of $4,090,000. However, San Jose still must negotiate terms to an acceptable contract and there can be no assurance that such a contract will ultimately be finalized. If such a contract is executed on the proposed terms, San Jose anticipates the transfer of the garage to occur in March 1996. Upon such a transfer, San Jose would recognize a gain for financial reporting and Federal income tax purposes.

     In October 1995, San Jose elected to repay its mortgage obligations (originally scheduled to mature in September 2000) securing the portion of the complex on which the 100-130 Buildings are located as well as a portion of the garage. The outstanding principal balances, at the time of repayment, were $2,418,722 of which the Partnership's share was $1,209,361.

Reference is made to Note 3(b). After reviewing and analyzing San Jose's potential options with regard to its investment in the 100-130 Park Center Plaza portion of the complex, San Jose determined that it was in the best interest of the venture to repay the mortgage obligations secured by this portion of the complex. Tenants occupying approximately 88,000 square feet (approximately 20% of the buildings) of the Park Center Plaza investment property have leases that expire in 1996, for which there can be no assurance of renewals. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. These anticipated costs upon re-leasing will result in a decrease in cash flow from operations over the near term. San Jose notified the tenants in and invitees to the complex that some of the buildings, particularly the 100-130 Park Center Plaza Buildings and the garage below them, could pose a life safety hazard under certain unusually intense earthquake conditions. While the buildings and the garage were designed to comply with the applicable codes for the period in which they were constructed, and there is no legal requirement to upgrade the buildings for seismic purposes, San Jose has worked with consultants to analyze ways in which such a potential life safety hazard could be reduced.

In order to reduce any potential life safety hazard that may occur during unusually intense earthquake conditions, San Jose is undergoing a voluntary upgrade to the 130 Park Center Plaza building and the parking garage below the 100-130 buildings for seismic purposes. San Jose estimates the cost of the structural upgrade to be $1,200,000 of which the Partnership's share is $600,000. Such work is scheduled to begin in November 1995 and should be completed by mid 1996.

     San Jose made provisions for value impairment on the 100-130 Park Center Plaza buildings, certain parking areas and the 170 Almaden building of $944,335 in the aggregate. Such provisions at September 30, 1994 were recorded to reduce the net carrying values of these buildings to the then outstanding balances of the related non-recourse financing.

     On January 17, 1994, an earthquake occurred in Los Angeles, California. The epicenter was located in the town of Northridge, which is approximately six miles from Topanga Plaza Shopping Center. Consequently, significant portions of the mall, including the four major department stores who own their own buildings, suffered some casualty damage. The approximate 360,000 square feet of mall shops owned by the Topanga Partnership did not suffer major structural damage. The estimated costs at Topanga for which the joint venture is responsible is approximately $11.9 million (which does not include costs associated with the space taken back by Robinson-May as discussed below), of which approximately $7.7 million is construction related. The remaining amounts represent lost revenues and various operating and administrative costs incurred as a result of the earthquake. The majority of these costs are subject to recovery under the joint venture's earthquake insurance policy. The deductible on the earthquake casualty and business interruption coverages is approximately $2.1 million which is expected to be funded by Topanga from operations in 1995 and/or offset by other insurance recoveries. Included in this deductible are approximately $1.5 million of expenses incurred in 1994 that will be billed back to tenants over a ten year period commencing in 1995. As of September 30, 1995, Topanga has incurred approximately $6.6 million of the estimated $7.7 million of costs to repair the mall. Approximately $10.3 million of the $11.9 million of total costs has been reimbursed through insurance proceeds. Approximately $2.8 million of additional insurance proceeds were collected as a final settlement during the third quarter of 1995. Such amount represents recoveries under the joint venture's business interruption policy and is reflected as rental income in the accompanying consolidated financial statements. All of the mall's 114 shops and the four major department stores are open. Subsequent to the earthquake, sales at the mall shops increased due to the greater extent of damage at a nearby competing mall. However, in August 1995, the competing mall was re-opened. The re-opening of this mall is expected to have an adverse effect on Topanga's sales. One department store, Robinson-May, had a portion of their store condemned by city inspectors. One consequence of this partial condemnation is that Robinson-May took back the approximately 25,000 square feet of that store which had been leased to the joint venture in 1990. Pursuant to the terms of the lease agreement with the joint venture, Robinson-May was allowed to terminate the lease in the event there was substantial damage to its existing store (as defined). This is expected to represent the loss of approximately $150,000 in annual net income from subleases of the eight tenants which had subleased this space. Topanga was insured in case of such event and received, in July 1994, insurance proceeds in the amount of $2,500,000 (net of the related deductible) for the cost of the unamortized tenant improvements and the loss of rents related to this space. As a result of the termination of the leasehold for this space from Robinson-May, Topanga wrote off, in 1994, approximately $1.2 million of unamortized leasehold improvements discussed above. Topanga recorded, in 1994, an extraordinary loss of $2,889,000 (of which the Partnership's share was approximately $1,676,000) which included Topanga's share of repair cost of approximately $2.1 million, and approximately $789,000 of other costs. The earthquake did result in some adverse effect on the operations of the center in early 1994.

     The joint venture partner had agreed to advance the joint venture funds for expenses incurred for certain redevelopment costs related to a potential future expansion of Topanga Plaza which is still being studied by the joint venture. The balance of these advances was $435,000 at December 31, 1994. Such advances were repaid to the joint venture partner in early 1995 from available cash at the venture.

     The Plaza Hermosa Shopping Center was developed with proceeds raised through a municipal bond financing. This financing was secured by a letter of credit facility which was ultimately secured by a deed of trust on the property. In December 1994, upon expiration of the letter of credit facility, the Partnership obtained a long-term replacement letter of credit with a new lender and simultaneously retired the original bond financing and issued new bonds to the existing bondholders in their original aggregate amount of $6,400,000. The new letter of credit expires in December 1997. The new bond financing is due and payable upon the expiration of the letter of credit.

     In 1995, the leases of tenants occupying approximately 14,500 square feet (approximately 15% of the property) at the Plaza Hermosa Shopping Center expire. Although the Partnership has received indications that some of these tenants will renew, there can be no assurance that such renewals will take place. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. These anticipated costs upon re-leasing will result in a decrease in cash flow from operations over the near-term. As a result of reduced projected cash flow, the upcoming maturity of the letter of credit facility in 1997 and the expected holding period of the property, there is uncertainty as to the Partnership's ability to recover the net carrying value of the Plaza Hermosa investment property through future operations or sale over its revised expected holding period. Therefore, the Partnership has made, as a matter of prudent accounting practice, a provision for value impairment at September 30, 1995 of $5,500,000. Such provision reduced the net carrying value of the investment property to its then estimated fair value. Reference is made to Notes 1 and 2(b).

     At September 30, 1995, the First Financial Plaza office building is approximately 88% occupied. In July 1993, Mitsubishi vacated its approximate 8,100 square feet prior to its lease expiration of January 1997 and continues to pay rent pursuant to its lease obligation. Including the Mitsubishi lease, the building is 92% leased as of the date of this report.

The Los Angeles office market in general and the Encino submarket in particular are showing signs of strengthening as vacancy rates decrease and rental rates stabilize.

     The First Financial office building appeared to have experienced only minor cosmetic damage as a result of the January 17, 1994 Northridge earthquake in southern California. On February 22, 1995, the city council of the city of Los Angeles passed an ordinance requiring certain buildings (identified by building type and location) to perform testing on the welded steel moment connections to determine if the earthquake had weakened such joint weldings and to repair such joint weldings if weakness is detected. This property qualified for the testing under the ordinance, and therefore, Encino has retained a structural engineer to perform the testing. Results of the testing by the structural engineer indicated that some of the building's joint weldings suffered damage which, in accordance with the ordinance, were required to be repaired. Encino's structural engineer has informed Encino that the damage detected did not pose a life safety risk for the building's tenants. All testing and repairs necessary to comply with such ordinance have been completed as of October 1995. The current estimated total cost of such testing and repairs is approximately $900,000 (of which the Partnership's share is approximately $562,500).

     The first mortgage loan on the property matured November 1, 1995. Effective November 1, 1995, Encino and the existing lender have amended and restated the existing mortgage loan. The new principal balance of the amended note at November 1, 1995 is $24,970,148. This amount is comprised of the current outstanding principal portion of $28,970,148 on the original $30,000,000 note less the required $4,000,000 principal paydown by Encino, all of which was advanced by First Financial, of which the Partnership's share is $2,500,000. The amended loan has an interest rate of 8.67% and a term of two years resulting in a maturity date of November 1, 1997. The new monthly installments of principal and interest, based on a 23 year amortization, will be $209,077.

     Due to the uncertainty of Encino's ability to recover the net carrying value of the First Financial office building investment property through future operations and sale during the estimated holding period. Encino recorded, as a matter of prudent accounting practice, a provision for value impairment of such investment of approximately $6,475,000, all of which is allocable to First Financial. The Partnership's share of such provision to First Financial is approximately $4,047,000. Such provision was recorded at December 31, 1994 to reduce the net carrying value of the investment property to its then estimated recoverable value.

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

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio. As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. In an effort to reduce partnership operating expenses, the Partnership has elected to make semi-annual rater than quarterly distributions of operating cash flow beginning in November 1995. The Partnership has also sought or is seeking additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited. Due to these factors, the Partnership has held its remaining investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. After reviewing the remaining properties and their competitive marketplace, the General Partners of the Partnership expect to be able to liquidate the remaining assets as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the properties are sold in the near term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and the corresponding decrease in short-term investments as of September 30, 1995 as compared to December 31, 1994 is primarily due to approximately $18,529,000 of the Partnership's U.S. Government obligations being classified as cash equivalents at September 30, 1995, whereas approximately $4,529,000 of such U.S. Government obligations were classified as cash equivalents at December 31, 1994. Reference is made to Note 1. The aggregate increase in cash and cash equivalents and short-term investments as of September 30, 1995 as compared to December 31, 1994 is primarily due to the temporary investment of approximately $2.8 million of insurance proceeds received during the third quarter of 1995 at the Topanga Plaza Shopping Center. Reference is made to Note 3(d).

     The increase in rents and other receivables as of September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of tenant rental payments received at Topanga Plaza, Plaza Hermosa and First Financial Plaza.

     The increase in prepaid expenses at September 30, 1995 as compared to December 31, 1994 is primarily due to the prepayment of real estate taxes of approximately $395,000 at 40 Broad Street.

     The decrease in escrow deposits at September 30, 1995 as compared to December 31, 1994 is primarily due to the release of certain escrowed funds at Topanga Plaza.

     The casualty insurance receivable balance at December 31, 1994 represents a portion of repair costs reimbursed through insurance proceeds in 1995 at Topanga Plaza. Reference is made to Note 3(d).

     The decreases in land, buildings and improvements, and deferred expenses at September 30, 1995 as compared to December 31, 1994 are primarily due to the provision for value impairment of $5,500,000 recorded at the Plaza Hermosa investment property at September 30, 1995 to reduce the net carrying value of the property to its then estimated fair value due to the uncertainty of the Partnership's ability to recover the net carrying value of the investment property through future operations or sale. Reference is made to Notes 1 and 2(b).

     The decrease in investment in unconsolidated ventures as of September 30, 1995 as compared to December 31, 1994 is primarily due to the Partnership's receipt in 1995 of distributions of $1,250,000 from the Park Center Plaza investment properties.

     The decrease in accounts payable as of September 30, 1995 as compared to December 31, 1994 is primarily due to the payment of certain earthquake repair costs at Topanga Plaza and First Financial Plaza.

     The decrease in construction costs payable at September 30, 1995 as compared to December 31, 1994 is due to the timing of payment of construction costs incurred at Topanga Plaza. Reference is made to Note 3(d).

     The increase in accrued interest as of September 30, 1995 as compared to December 31, 1994 is primarily due to the mortgage payments being made one month in arrears (in conformity to the loan schedule) at Topanga Plaza in 1995.

     The increase in accrued real estate taxes as of September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of real estate taxes at Plaza Hermosa and First Financial Plaza.

     The decrease in unearned rents at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of tenant rental payments at Plaza Hermosa.

     The decrease in advances from affiliates as of September 30, 1995 as compared to December 31, 1994 is due to the repayment of such advances to the previous venture partner at Topanga Plaza. Reference is made to Note 3(d).

     The increases in rental income and venture partners' share of ventures' operations for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 are primarily due to the receipt of insurance proceeds of approximately $2,800,000, in the third quarter of 1995, relating to business interruption at Topanga Mall following the earthquake in early 1994. Reference is made to Note 3(d).

     The increase in interest income for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to higher average invested balances in U.S. Government obligations and higher effective yields earned on such investments in 1995.

     The decrease in property operating expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to a decrease in provision for doubtful accounts of approximately $702,000 as a result of the resolution of tenant rent disputes in 1994 associated with the earthquake damage in addition to the decrease in various operating expenses in 1995 as compared to 1994 due to the earthquake at Topanga Plaza, a real estate tax refund of approximately $128,000 at Plaza Hermosa and higher repairs and maintenance expense in 1994 at 40 Broad Street.

     The increase in amortization of deferred expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to the capitalization of certain expenses related to the December 1994 refinancing at Plaza Hermosa.

Reference is made to Note 2(b).

     The increases in general and administrative expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 are attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to Note 5.

     The decrease in Partnership's share of operations of unconsolidated ventures for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994 is primarily due to the write-off of receivables relating to a certain tenant at the San Jose investment property.

     The extraordinary item for the nine months ended September 30, 1994 is due to the earthquake damage at Topanga Plaza in 1994. Reference is made to Note 3(d).

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                            1994                         1995
                                -------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1. Park Center Financial
    Plaza
    San Jose, California . . .  83%      83%      83%       84%    74%    77%     76%

2. Topanga Plaza
    Los Angeles, California. .  90%      92%      92%       95%    95%    96%     96%

3. 40 Broad Street
    New York, New York . . . .  82%      82%      82%       80%    76%    77%     77%

4. Plaza Hermosa
    Shopping Center
    Hermosa Beach, California.  81%      91%      92%       95%    93%    93%     95%

5. First Financial Plaza
    Encino (Los Angeles),
    California . . . . . . . .84%(1)  91%(1)   89%(1)    89%(1) 93%(1) 86%(1)  88%(1)


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


              JMB INCOME PROPERTIES, LTD. - XII

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:  GAILEN J. HULL
                        Gailen J. Hull, Senior Vice President
                   Date:November 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        GAILEN J. HULL
                        Gailen J. Hull, Principal Accounting Officer
                   Date:November 9, 1995