Form 10-K405
period 1995-12-31
JMB INCOME PROPERTIES LTD XII
filed 1996-03-29
CIK 765813

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1995                   Commission file no. 0-16108


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None



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

Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations . 13

Item 8.       Financial Statements and Supplementary Data . . 20

Item 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure. . . . . 50


PART III

Item 10.      Directors and Executive Officers
              of the Partnership. . . . . . . . . . . . . . . 50

Item 11.      Executive Compensation. . . . . . . . . . . . . 53

Item 12.      Security Ownership of Certain Beneficial
              Owners and Management . . . . . . . . . . . . . 54

Item 13.      Certain Relationships and Related Transactions. 55


PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K . . . . . . . . . . . . 55


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . 57
















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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title and/or through joint venture partnership interests. The Partnership's real estate investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials, or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership agreement, the Partnership is required to terminate no later than October 31, 2035. The Partnership is self-liquidating in nature. Upon sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the marketplaces in which the portfolio operates and real estate markets in general are in a recovery mode. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments. (Reference is also made to Note 1.)

     The Partnership has made the real property investments set forth in the following table:



                                                        SALE OR DISPOSITION
                                                          DATE OR IF OWNED
                                                        AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                        DATE OF     ORIGINAL INVESTED
    AND LOCATION (D)              SIZE       PURCHASE  CAPITAL PERCENTAGE (A)        TYPE OF OWNERSHIP
----------------------         ----------    --------  ----------------------        ---------------------
1. Park Center
    Financial Plaza
    office buildings
    San Jose,
    California. . . . .         432,000      06/20/85            27%                 fee ownership of land and
                                 sq.ft.                                              improvements (through
                                 n.r.a.                                              joint venture partnership)
                                                                                     (c)
2. Topanga Plaza
    shopping center
    Los Angeles,
    California. . . . .         360,000      12/31/85            20%                 fee ownership of land and
                                 sq.ft.                                              improvements (through
                                 g.l.a.                                              joint venture partnership)
                                                                                     (b)(c)(e)
3. 40 Broad Street
    office building
    New York, New York.         247,800      12/31/85            29%                 fee ownership of land and
                                 sq.ft.                                              improvements (through joint
                                 n.r.a.                                              venture partnership) (c)
4. Plaza Hermosa
    Shopping Center
    Hermosa Beach,
    California. . . . .          94,900      09/03/86            8%                  fee ownership of land and
                                 sq.ft.                                              improvements (b)
                                 n.r.a.
5. Mid Rivers Mall
    shopping center
    St. Peters
    (St. Louis),
    Missouri. . . . . .         323,100      12/12/86          1/30/92               fee ownership of land and
                                 sq.ft.                                              improvements (through
                                 g.l.a.                                              joint venture partnership)
6. First Financial
    Plaza
    office building
    Encino,
    California. . . . .         216,000      05/20/87             9%                 fee ownership of land and
                                 sq.ft.                                              improvements (through joint
                                 n.r.a.                                              venture partnership)
                                                                                     (b)(c)(e)


---------------

      (a) The computation of this percentage for properties held at December 31, 1995 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

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

      (d) Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

      (e) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.



     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned or advised by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, all of the investment properties held at December 31, 1995 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Managing General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     In January 1994, an earthquake occurred in Los Angeles, California. Though significant portions of the mall suffered casualty damage, the approximate 360,000 square feet of mall shops owned by the Topanga Partnership did not suffer major structural damage. The costs at Topanga for which the joint venture was responsible was approximately $11.9 million. The majority of this cost was recovered under the final settlement, reached in the third quarter of 1995, with the joint venture's earthquake insurance provider. Additional business interruption insurance proceeds were also received. Reference is made to Item 7 and Note 3(c) for further description of such event.

     Reference is made to Note 6 for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1995.

     The Partnership has no employees other than personnel performing on-site duties at certain of the Partnership's properties, none of whom are officers or directors of the Managing General Partner of the Partnership.

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

     The following is a listing of principal businesses or occupations and approximate occupancy levels by quarter during fiscal years 1995 and 1994 for the Partnership's investment properties owned during 1995:



                                                                1994                        1995
                                                      -------------------------   -------------------------
                                                       At     At     At     At     At     At     At     At
                                 Principal Business   3/31   6/30   9/30  12/31   3/31   6/30   9/30  12/31
                                 ------------------   ----   ----   ----  -----   ----   ----  -----  -----
1.  Park Center
     Financial Plaza
     San Jose, California . .    Accounting/
                                 Legal                 83%    83%    83%    84%    74%    77%    76%    77%

2.  Topanga Plaza
     Los Angeles,
     California . . . . . . .    Retail                90%    92%    92%    95%    95%    96%    96%    98%

3.  40 Broad Street
     New York, New York . . .    Insurance/
                                 Financial
                                 Services              82%    82%    82%    80%    76%    77%    77%    77%

4.  Plaza Hermosa
     Shopping Center
     Hermosa Beach,                                                                                    (2)
     California . . . . . . .    Retail                81%    91%    92%    95%    93%    93%    95%    93%

5.  First Financial Plaza
     Encino (Los Angeles),
     California (1) . . . . .    University/
                                 Bank/Housing
                                 Developer             84%    91%    89%    89%    89%    86%    88%    89%
----------

     Reference is made to Item 6, Item 7, and Note 6 for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

      (1)   The percentage represents physical occupancy.  Mitsubishi (8,109 square feet) vacated its space in
July 1993 prior to its lease expiration of January 1997 and continues to pay rent pursuant to its lease obligation.

      (2)   The percentage represents physical occupancy.  Approximately 14,000 square feet is occupied by tenants whose leases expired during 1995 but continue to occupy their spaces pursuant to their original lease terms.



ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of holders of Interests during 1994 and 1995.



                                  PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1995, there were 15,647 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any economic aspects of the transaction, will be subject to negotiation by the investor.

There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirements that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Managing General Partner has been received by the Managing General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions to Investors.


ITEM 6.  SELECTED FINANCIAL DATA


                                        JMB INCOME PROPERTIES, LTD. - XII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                            YEARS ENDED DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991

                                  (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                                 1995          1994            1993          1992          1991
                            ------------- -------------    -----------   ------------  ------------
Total income. . . . . . . .  $ 33,940,506    31,152,216     30,055,775     31,061,115    32,094,290
                             ============  ============    ===========    ===========   ===========

Operating loss. . . . . . .  $   (776,107)   (5,376,818)      (213,393)   (18,250,294)  (23,790,221)
Partnership's share of
 earnings (loss) from
 operations of uncon-
 solidated ventures . . . .       709,164       441,700     (6,610,269)    (3,123,534)  (10,516,323)
Venture partners' share
 of consolidated ventures'
 operations before
 extraordinary item . . . .    (1,568,232)    2,699,777        785,684      6,090,075     7,580,977
                             ------------  ------------    -----------    -----------   -----------
Net operating loss
 before extra-
 ordinary item. . . . . . .    (1,635,175)   (2,235,341)    (6,037,978)   (15,283,753)  (26,725,567)

Partnership's share of
 gain on sale of interest
 in investment property . .         --            --             --         5,655,876         --
Extraordinary item
 (net of venture
 partners' share) . . . . .         --       (2,300,838)          --            --            --
                             ------------  ------------    -----------    -----------   -----------

Net loss. . . . . . . . . .  $ (1,635,175)   (4,536,179)    (6,037,978)    (9,627,877)  (26,725,567)
                             ============  ============    ===========    ===========   ===========


                                 1995          1994            1993          1992          1991
                            ------------- -------------    -----------   ------------  ------------

Net loss per Interest (b):
  Net operating loss. . . . $       (9.15)       (12.41)        (31.79)        (80.48)      (140.06)
  Partnership's share of
    gain on sale of
    interest in invest-
    ment property . . . . .         --            --             --             29.52         --
  Extraordinary item. . . .         --           (11.65)         --             --            --
                             ------------  ------------    -----------    -----------   -----------

  Net loss per
    Interest (b). . . . . .  $      (9.15)       (24.06)        (31.79)        (50.96)      (140.06)
                             ============  ============    ===========    ===========   ===========

Total assets. . . . . . . .  $178,508,742   189,322,387    195,051,570    201,746,282   193,509,107
Long-term debt. . . . . . .  $ 88,670,160    64,470,886     87,612,869     69,869,294    51,085,549
Cash distributions
  per Interest (c). . . . .  $      15.00         10.00          12.50          50.00         35.00
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

      (c)   Cash distributions from the Partnership are generally not equal to Partnership's income (loss) for financial reporting or Federal income tax purposes.  Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1995



Property
--------

Topanga Plaza
Shopping Center     a)   The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                      GLA              Avg. Base Rent Per
                          December 31,           Occupancy Rate        Square Foot (1)
                          ------------           --------------        ------------------

                                1991. . . . . .        96%                 $22.53
                                1992. . . . . .        87%                  25.11
                                1993. . . . . .        94%                  21.13
                                1994. . . . . .        95%                  24.84
                                1995. . . . . .        98%                  24.93

                    (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                   Base Rent  Scheduled Lease  Lease
                    b)      Significant Tenants       Square Feet  Per Annum  Expiration Date  Renewal Option(s)
                            -------------------       -----------  ---------  ---------------  -----------------

                            None - no single tenant
                            represents more than 10%
                            of the total gross leasable
                            area at the property.



                    c)      The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Topanga Plaza Shopping Center:

                                                                                Annualized        Percent of
                                             Number of        Approx. Total     Base Rent         Total 1995
                            Year Ending      Expiring         GLA of Expiring   of Expiring       Base Rent
                            December 31,     Leases           Leases (1)        Leases            Expiring
                            ------------     ---------        ---------------   -----------       ----------
                              1996                7                13,900        $  327,700           3.7%
                              1997                3                12,100           271,600           3.1%
                              1998                7                19,700           458,200           5.2%
                              1999                7                13,200           381,600           4.3%
                              2000               12                24,300           760,400           8.6%
                              2001               10                13,500           649,400           7.4%
                              2002               11                22,200           871,400           9.9%
                              2003               11                32,900           848,800           9.7%
                              2004               16                44,000         1,734,500          19.7%
                              2005               21                52,600         1,921,600          21.8%

                    (1)       Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.



Property
--------

First Financial
Plaza Office
Building            a)      The net rentable area ("NRA") occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                      NRA              Avg. Base Rent Per
                            December 31,         Occupancy Rate        Square Foot (1)
                            ------------         --------------        ------------------

                                1991. . . . . .        92%                 $29.49
                                1992. . . . . .        85%                  30.06
                                1993. . . . . .        85%                  30.90
                                1994. . . . . .        89%                  24.93
                                1995. . . . . .        89%                  25.61

                    (1) Average base rent per square foot is based on NRA occupied as of December 31 of each year.

                                                                   Base Rent  Scheduled Lease  Lease
                    b)      Significant Tenants       Square Feet  Per Annum  Expiration Date  Renewal Option(s)
                            -------------------       -----------  ---------  ---------------  -----------------

                            Pepperdine University     32,000       $928,000   12/1996          4/5 year
                            (University)


                    c)      The following table sets forth certain information with respect to the expiration of leases for the next ten years at the First Financial Plaza Building:

                                                                                Annualized        Percent of
                                             Number of        Approx. Total     Base Rent         Total 1995
                            Year Ending      Expiring         NRA of Expiring   of Expiring       Base Rent
                            December 31,     Leases           Leases (1)        Leases            Expiring
                            ------------     ---------        ---------------   -----------       ----------
                              1996               13                64,400        $1,763,300          34.2%
                              1997               15                47,500         1,485,400          28.8%
                              1998               13                33,700           832,500          16.2%
                              1999               11                23,400           519,000          10.1%
                              2000                6                20,600           467,500           9.1%
                              2001                5                18,600           461,000           8.9%
                              2002                3                17,700           422,500           8.2%
                              2003                2                34,500           877,000          17.0%
                              2004                2                11,800           302,800           5.9%
                              2005               --                 --                --              --

                    (1)       Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.


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

     At December 31, 1995, the Partnership had cash and cash equivalents of approximately $21,457,000. Such funds are available for working capital requirements including the Partnership's share of operating deficits at First Financial, re-leasing costs and the funding of the Partnership's share of re-leasing costs and capital improvements and repairs at the Park Center Financial Plaza as discussed below. The Partnership and its consolidated ventures have currently budgeted in 1996 approximately $2,304,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of similar items for its unconsolidated ventures in 1996 is currently budgeted to be approximately $3,476,000. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. Additionally, as more fully described in Notes 5 and 7, distributions to the General Partners have been deferred in accordance with the subordination requirements of the partnership agreement. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's investment properties and through the sale of such investments. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6 above. To the extent that a property does not produce adequate amounts of cash to meet its needs, the Partnership may withdraw funds from the working capital reserve which it maintains. The Partnership's and its ventures' mortgage obligations are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio. The Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness.

     Occupancy at the 40 Broad Street property has remained at approximately 77% during 1995. Tenant leases representing 14% of the property expire in 1996, not all of whom are expected to renew. The Partnership will continue its aggressive leasing program; however, the downtown New York City market remains extremely competitive due to the significant amount of space available primarily resulting from the layoffs, cutbacks and consolidations by financial service companies and related businesses which dominated this market. In addition to competition for tenants in the downtown market from other buildings in the area, there is increasing competition from less expensive alternatives to downtown.
Rental rates in the downtown market are currently at depressed levels and this can be expected to continue for the foreseeable future while the current vacant space is gradually absorbed. Little, if any, new construction is planned for downtown over the next few years. It is expected that the building will continue to be adversely affected by the lower effective rental rates achieved upon re-leasing of existing leases which expire over the next few years. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. This decline in rental rates and the increase in re-leasing time is expected to result in continued depressed cash flow from operations over the near term with most of the cash flow produced being required to fund the anticipated re-leasing costs for vacant space. Reference is made to Note 3(d) for a further discussion of the current status of this investment property.

     During August 1994, San Jose received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex for an approved Agency project for $4,090,000. The price offered was deemed by the Agency to be just compensation in compliance with applicable State and Federal laws. During 1995, the Agency filed a condemnation action in court to secure their position in obtaining the garage pursuant to the laws of eminent domain. In late 1995, San Jose and the Agency reached a mutually acceptable agreement on the transfer of the garage. In March 1996, the sale was consummated. Under the transfer agreement, San Jose will receive replacement parking spaces for its tenants in a near-by city-owned parking structure for a term of fifty-five years in addition to the aforementioned purchase price of $4,090,000. San Jose will recognize a gain of approximately $2,000,000 and $1,800,000, respectively, for financial reporting and Federal income tax purposes in 1996, of which approximately $1,000,000 and $900,000, respectively, will be allocable to the Partnership. Any distribution of such sale proceeds will be based upon the working capital needs of the Partnership.

     In October 1995, San Jose elected to repay its mortgage obligations (originally scheduled to mature in September 2000) securing the portion of the complex on which the 100-130 Buildings are located as well as a portion of the garage. The outstanding principal balances, at the time of repayment, were $2,418,722 of which the Partnership's share was $1,209,361.

Reference is made to Note 3(b). After reviewing and analyzing San Jose's potential options with regard to its investment in the 100-130 Park Center Plaza portion of the complex, San Jose determined that it was in the best interest of the venture to repay the mortgage obligations secured by this portion of the complex. Tenants occupying approximately 49,000 square feet (approximately 11% of the buildings) of the Park Center Plaza investment property have leases that expire in 1996, for which there can be no assurance of renewals. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. These anticipated costs upon re-leasing will result in a decrease in cash flow from operations over the near term. San Jose notified the tenants in and invitees to the complex that some of the buildings, particularly the 100-130 Park Center Plaza Buildings and the garage below them, could pose a life safety hazard under certain unusually intense earthquake conditions. While the buildings and the garage were designed to comply with the applicable codes for the period in which they were constructed, and there is no legal requirement to upgrade the buildings for seismic purposes, San Jose has worked with consultants to analyze ways in which such a potential life safety hazard could be reduced.

In order to reduce any potential life safety hazard that may occur during unusually intense earthquake conditions, San Jose is undergoing a voluntary upgrade to the 130 Park Center Plaza building and the parking garage below the 100-130 buildings for seismic purposes. San Jose estimates the cost of the structural upgrade to be $1,200,000 of which the Partnership's share is $600,000 (included in the budgeted amounts above). Such work began in December 1995 and should be completed by mid 1996.

     San Jose made provisions for value impairment on the 100-130 Park Center Plaza buildings, certain parking areas and the 170 Almaden building of $944,335 in the aggregate. Such provisions at September 30, 1994 were recorded to reduce the net carrying values of these buildings to the then outstanding balances of the related non-recourse financing.

     During December 1995, San Jose entered into a non-binding letter of intent for the sale of the 190 San Fernando Building to an independent third party. In March 1996, the sale was consummated. The sale price of the building was $1,753,000, paid in cash at closing. San Jose will recognize a gain of approximately $772,000 for financial reporting purposes in 1996, of which approximately $386,000 will be allocable to the Partnership. San Jose will recognize a loss of approximately $12,000 for Federal income tax purposes in 1996 of which approximately $6,000 will be allocable to the Partnership. Any distribution of such sale proceeds will be based upon the working capital needs of the Partnership.

     On January 17, 1994, an earthquake occurred in Los Angeles, California. The epicenter was located in the town of Northridge, which is approximately six miles from Topanga Plaza Shopping Center. Consequently, significant portions of the mall, including the four major department stores who own their own buildings, suffered some casualty damage.
However, the approximate 360,000 square feet of mall shops owned by the Topanga Partnership did not suffer major structural damage. The estimated costs at Topanga for which the joint venture was responsible was approximately $11.9 million (which does not include costs associated with the space taken back by Robinson-May as discussed below), of which approximately $7.7 million was construction related. The remaining amounts represent lost revenues and various operating and administrative costs incurred as a result of the earthquake. The majority of these costs were subject to recovery under the joint venture's earthquake insurance policy. The deductible on the earthquake casualty and business interruption coverages was approximately $2.1 million which was funded by Topanga from operations in 1995 and/or offset by other insurance recoveries as discussed below. As of the date of this report, Topanga has incurred substantially all of the estimated $7.7 million of costs to repair the mall. Approximately $10.3 million of the $11.9 million of total costs has been reimbursed through insurance proceeds. Approximately $3.2 million of additional insurance proceeds were collected as a final settlement during the third quarter of 1995. Such amount represents recoveries under the joint venture's business interruption policy and is reflected as rental income in the accompanying consolidated financial statements. All of the mall's 114 shops and the four major department stores are open. Subsequent to the earthquake, sales at the mall shops increased due to the greater extent of damage at a nearby competing mall. However, in August 1995, the competing mall was re-opened. The re-opening of this mall is expected to have an adverse effect on Topanga's sales. One department store at Topanga, Robinson-May, had a portion of their store condemned by city inspectors. One consequence of this partial condemnation is that Robinson-May took back the approximately 25,000 square feet of that store which had been leased to the joint venture in 1990. Pursuant to the terms of the lease agreement with the joint venture, Robinson-May was allowed to terminate the lease in the event there was substantial damage to its existing store (as defined). This is expected to represent the loss of approximately $150,000 in annual net income from subleases of the eight tenants which had subleased this space. Topanga was insured in case of such event and received, in July 1994, insurance proceeds in the amount of $2,500,000 (net of the related deductible) for the cost of the unamortized tenant improvements and the loss of rents related to this space. As a result of the termination of the leasehold for this space from Robinson-May, Topanga wrote off, in 1994, approximately $1.2 million of unamortized leasehold improvements discussed above. Topanga recorded, in 1994, an extraordinary loss of $2,889,000 (of which the Partnership's share was approximately $1,676,000) which included Topanga's share of repair cost of approximately $2.1 million, and approximately $789,000 of other costs. The earthquake did result in some adverse effect on the operations of the center in early 1994.

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

     Occupancy at Plaza Hermosa at December 31, 1995 was approximately 93%.

However, included in the occupancy are tenants whose leases had expired in 1995 (approximately 14,000 square feet or 15% of the property) but remain in the center and pay rent pursuant to their original lease terms. Relocation, renewal and/or replacement of such tenants has been deferred pending the finalization of negotiations with a significant new tenant. However, finalization of negotiations regarding such new tenant or renewals, relocation or replacement of such existing tenants cannot be assured. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. These anticipated costs upon re-leasing will result in a decrease in cash flow from operations over the near term. As a result of reduced projected cash flow, the upcoming maturity of the letter of credit facility in 1997 and the expected holding period of the property, there is uncertainty as to the Partnership's ability to recover the net carrying value of the Plaza Hermosa investment property through future operations or sale over its revised expected holding period. Therefore, the Partnership made a provision for value impairment at September 30, 1995 of $5,500,000. Such provision reduced the net carrying value of the investment property to its estimated fair value. Reference is made to Note 2.

     At December 31, 1995, the First Financial Plaza office building is approximately 89% occupied. In July 1993, Mitsubishi vacated its approximate 8,100 square feet prior to its lease expiration of January 1997 and continues to pay rent pursuant to its lease obligation. Including the Mitsubishi lease, the building is 93% leased as of the date of this report.

The Los Angeles office market in general and the Encino submarket in particular continue to show signs of strengthening as vacancy rates decrease and rental rates stabilize.

     The first mortgage loan on the property matured November 1, 1995. Effective November 1, 1995, Encino and the existing lender amended and restated the existing mortgage loan. The new principal balance of the amended note at November 1, 1995 was $24,970,148. This amount was comprised of the then outstanding principal portion of $28,970,148 on the original $30,000,000 note less a required $4,000,000 principal paydown by Encino, all of which was advanced by First Financial at closing. The Partnership's share of such paydown was $2,500,000. The amended loan has an interest rate of 8.67% and a term of two years resulting in a maturity date of November 1, 1997. The new monthly installments of principal and interest, based on a 23-year amortization, are $209,077.

     The First Financial office building appeared to have experienced only minor cosmetic damage as a result of the January 17, 1994 Northridge earthquake in southern California. On February 22, 1995, the city council of the city of Los Angeles passed an ordinance requiring certain buildings (identified by building type and location) to perform testing on the welded steel moment connections to determine if the earthquake had weakened such joint weldings and to repair such joint weldings if weakness is detected. This property qualified for the testing under the ordinance, and therefore, Encino retained a structural engineer to perform the testing. Results of the testing by the structural engineer indicated that some of the building's joint weldings suffered damage which, in accordance with the ordinance, were required to be repaired. Encino's structural engineer informed Encino that the damage detected did not pose a life safety risk for the building's tenants. All testing and repairs necessary to comply with such ordinance were completed as of October 1995. The total cost of such testing and repairs was approximately $826,000 (of which the Partnership's share was approximately $516,250).

     Due to the uncertainty of Encino's ability to recover the net carrying value of the First Financial office building investment property through future operations and sale during the estimated holding period, Encino recorded a provision for value impairment of such investment of approximately $6,475,000, all of which was allocated to First Financial. The Partnership's share of such provision to First Financial was approximately $4,047,000. Such provision was recorded at December 31, 1994 to reduce the net carrying value of the investment property to its estimated fair value.

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

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. In an effort to reduce partnership operating expenses, the Partnership expects to make semi-annual rather than quarterly distributions of available operating cash flow commencing with the 1996 distributions. The Partnership has also sought or is seeking additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since the availability of satisfactory outside sources of capital may be limited given the portfolio's current debt levels. Due to these factors, the Partnership has held its remaining investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the near term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and the decrease in short-term investments is primarily due to all of the Partnership's U.S. Government obligations being classified as cash and cash equivalents at December 31, 1995, whereas approximately $4,529,000 of such U.S. Government obligations were classified as cash equivalents at December 31, 1994. Reference is made to Note 1.

     The increase in rents and other receivables at December 31, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of certain tenant receivables at First Financial.

     The increase in escrow deposits at December 31, 1995 as compared to December 31, 1994 is primarily due to escrowing additional funds pursuant to the terms of the letter of credit refinancing in December 1994 at Plaza Hermosa, Note 2(b).

     The casualty insurance receivable balance at December 31, 1994 represents a portion of repair costs reimbursed through insurance proceeds in 1995 at Topanga Plaza. See Note 3(c).

     The decreases in land, buildings and improvements, and deferred expenses at December 31, 1995 as compared to December 31, 1994 are primarily due to the provision for value impairment of $5,500,000 recorded at the Plaza Hermosa investment property at September 30, 1995 due to the uncertainty of the Partnership's ability to recover the net carrying value of the investment property through future operations or sale. Reference is made to Note 2(b).

     The increase in investment in unconsolidated ventures at December 31, 1995 as compared to December 31, 1994 is primarily due to the Partnership's contribution of approximately $1,200,000 to San Jose for the retirement of the loan secured by the 100-130 buildings. See Note 3(b).

     The decrease in current portion of long-term debt and the increase in long-term debt, less current portion at December 31, 1995 as compared to December 31, 1994 is primarily due to the 1995 reclassification (due to refinancing) of the loan securing First Financial Plaza from current portion of long-term debt to long-term debt, less current portion.

     The decrease in accounts payable at December 31, 1995 as compared to December 31, 1994 is primarily due to the payment in 1995 of certain earthquake repair costs at Topanga Plaza and First Financial Plaza.

     The decrease in construction costs payable at December 31, 1995 as compared to December 31, 1994 is due to the timing of payment of construction costs incurred at Topanga Plaza.

     The increase in accrued interest at December 31, 1995 as compared to December 31, 1994 is primarily due to the mortgage payments being made one month in arrears (in conformity to the loan schedule) at Topanga Plaza in 1995.

     The decrease in advances from venture partner as of December 31, 1995 as compared to December 31, 1994 is due to the repayment of such advances to the venture partner at Topanga Plaza. References is made to Note 3(c).

     The increase in rental income for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the receipt of insurance proceeds of approximately $3,200,000, in the third quarter of 1995, relating to business interruption at Topanga Mall following the earthquake in early 1994. Reference is made to Note 3(c). The increase in rental income for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is primarily due to approximately $1,326,000 of insurance proceeds related to the lost rental income due to the space taken back by Robinson-May at Topanga Plaza. This increase is partially offset by 40 Broad Street achieving lower effective rental rates upon renewals or upon re-leasing of space previously occupied by tenants paying higher rental rates.

     The increases in interest income for the year ended December 31, 1995 as compared to the year ended December 31, 1994 and for the year ended December 31, 1994 as compared to the year ended December 31, 1993 are primarily due to higher effective yields earned on U.S. Government obligations in 1995 and 1994.

     The decrease in property operating expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to a decrease in provision for doubtful accounts of approximately $238,000 as a result of the resolution of tenant rent disputes in 1994 associated with the earthquake damage in addition to the decrease in various operating expenses in 1995 as compared to 1994 due to the earthquake at Topanga Plaza and a real estate tax refund of approximately $128,000 received in 1995 at Plaza Hermosa.

     The increase in amortization of deferred expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the capitalization of certain expenses including refinancing costs at First Financial Plaza and Plaza Hermosa. The increase for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is primarily due to the capitalization of certain expenses at Topanga Plaza.

     The increases in general and administrative expenses for 1995 as compared to 1994 and 1993 are primarily attributable to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to Note 7.

     The provision for value impairment for the year ended December 31, 1995 is due to the Partnership recording a provision for value impairment of $5,500,000 at Plaza Hermosa at September 30, 1995. (See Note 2.) The provision for value impairment for the year ended December 31, 1994 is due to the Partnership recording a provision for value impairment of $6,475,138 at First Financial Plaza at December 31, 1994. (See Note 3(e)).

     The increase in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to a provision for value impairment recorded at the San Jose investment property at September 30, 1994 of which the Partnership's share was approximately $472,000. The increase in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is primarily due to a provision for value impairment recorded at the San Jose investment property at September 30, 1993 of which the Partnership's share was approximately $7,775,000, partially offset by the provision for value impairment recorded at the San Jose investment property at September 30, 1994 of which the Partnership's share was approximately $472,000. See Note 3(b).

     Venture partners' share of consolidated ventures' operations before extraordinary item decreased for the year ended December 31, 1995 as compared to December 31, 1994 primarily due to the value impairment recorded at First Financial Plaza in 1994 in addition to the receipt of insurance proceeds of approximately $3,200,000 in 1995 relating to business interruption at Topanga Plaza partially offset by the receipt of insurance proceeds in 1994 related to space taken back by Robinson-May at Topanga Plaza. Venture partners' share of consolidated ventures' operations before extraordinary item increased for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to the value impairment recorded at First Financial Plaza partially offset by the venture partners' share of insurance proceeds related to space taken back by Robinson-May at Topanga Plaza. See Note 3(c).

     The extraordinary item for the year ended December 31, 1994 is due to the earthquake damage at Topanga Plaza and First Financial Plaza. See Note 3(c) and 3(e) respectively.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect on operating earnings if the properties remain substantially occupied. In addition, substantially all of the leases at the Partnership's shopping center investments contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     JMB INCOME PROPERTIES, LTD. - XII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                                   INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1995 and 1994

Consolidated Statements of Operations, years ended December 31, 1995,
  1994 and 1993

Consolidated Statements of Partners' Capital Accounts, years ended
  December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows, years ended December 31, 1995,
  1994 and 1993

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - XII and consolidated ventures at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                       KPMG PEAT MARWICK LLP



Chicago, Illinois
March 25, 1996



                                        JMB INCOME PROPERTIES, LTD. - XII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                                           CONSOLIDATED BALANCE SHEETS

                                           DECEMBER 31, 1995 AND 1994

                                                     ASSETS
                                                     ------
                                                                                1995              1994
                                                                            ------------      -----------
Current assets:
  Cash and cash equivalents (note 1). . . . . . . . . . . . . . . . . .     $ 21,456,552        8,222,359
  Short-term investments (note 1) . . . . . . . . . . . . . . . . . . .            --          14,176,812
  Rents and other receivables, net of allowance for
    doubtful accounts of $784,652 in 1995 and
    $925,820 in 1994. . . . . . . . . . . . . . . . . . . . . . . . . .        2,542,548        2,162,206
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .          260,164          226,598
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .          900,561          708,332
  Casualty insurance receivable (note 3(c)) . . . . . . . . . . . . . .            --             853,000
                                                                            ------------      -----------

          Total current assets. . . . . . . . . . . . . . . . . . . . .       25,159,825       26,349,307
                                                                            ------------      -----------

Investment properties, at cost (notes 2, 3 and 4) - Schedule III:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,494,992       22,425,036
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .      168,635,413      170,873,378
                                                                            ------------      -----------

                                                                             189,130,405      193,298,414
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .       52,390,756       46,792,110
                                                                            ------------      -----------

          Total investment properties,
            net of accumulated depreciation . . . . . . . . . . . . . .      136,739,649      146,506,304

Investment in unconsolidated ventures, at equity (notes 1, 3 and 8) . .        6,412,066        5,719,465
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,639,146        8,340,547
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        2,558,056        2,406,764
                                                                            ------------      -----------

                                                                            $178,508,742      189,322,387
                                                                            ============      ===========

                                   LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                   ------------------------------------------

                                                                                1995              1994
                                                                            ------------      -----------
Current liabilities:
  Current portion of long-term debt (note 4). . . . . . . . . . . . . .     $    746,306       29,539,123
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        2,038,017        3,840,636
  Construction costs payable. . . . . . . . . . . . . . . . . . . . . .            --             342,324
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          510,622           22,496
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .           23,320           64,806
                                                                            ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .        3,318,265       33,809,385

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          492,214          509,493
Long-term debt, less current portion (note 4) . . . . . . . . . . . . .       88,670,160       64,470,886
Advances from venture partner (note 3(c)) . . . . . . . . . . . . . . .            --             435,000
                                                                            ------------      -----------
Commitments and contingencies (notes 3 and 7)

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .       92,480,639       99,224,764

Venture partners' subordinated equity in ventures (note 3). . . . . . .       22,041,429       21,616,287
Partners' capital accounts (notes 1 and 5):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . .           11,123           11,123
      Cumulative net earnings . . . . . . . . . . . . . . . . . . . . .          769,195          669,602
                                                                            ------------      -----------
                                                                                 780,318          680,725
                                                                            ------------      -----------
  Limited partners (189,684 interests):
      Capital contributions, net of offering costs. . . . . . . . . . .      171,306,452      171,306,452
      Cumulative net loss . . . . . . . . . . . . . . . . . . . . . . .      (30,082,749)     (28,347,981)
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .      (78,017,347)     (75,157,860)
                                                                            ------------      -----------
                                                                              63,206,356       67,800,611
                                                                            ------------      -----------
          Total partners' capital accounts. . . . . . . . . . . . . . .       63,986,674       68,481,336
                                                                            ------------      -----------
                                                                            $178,508,742      189,322,387
                                                                            ============      ===========

                          See accompanying notes to consolidated financial statements.


                                        JMB INCOME PROPERTIES, LTD. - XII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                              1995             1994              1993
                                                          ------------     ------------      ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . . .      $32,608,714       30,166,883        29,224,716
  Interest income . . . . . . . . . . . . . . . . . .        1,331,792          985,333           831,059
                                                           -----------      -----------       -----------
                                                            33,940,506       31,152,216        30,055,775
                                                           -----------      -----------       -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . .        8,991,027        9,075,692         9,137,379
  Depreciation. . . . . . . . . . . . . . . . . . . .        5,598,646        5,640,425         5,739,255
  Property operating expenses . . . . . . . . . . . .       12,602,194       13,695,140        14,074,577
  Professional services . . . . . . . . . . . . . . .          333,970          244,951           307,769
  Amortization of deferred expenses . . . . . . . . .        1,263,041        1,117,672           787,304
  General and administrative. . . . . . . . . . . . .          427,735          280,016           222,884
  Provision for value impairment (note 2) . . . . . .        5,500,000        6,475,138             --
                                                           -----------      -----------       -----------
                                                            34,716,613       36,529,034        30,269,168
                                                           -----------      -----------       -----------
          Operating loss. . . . . . . . . . . . . . .         (776,107)      (5,376,818)         (213,393)
Partnership's share of earnings (loss) from
  operations of unconsolidated ventures
  (notes 1, 3 and 8). . . . . . . . . . . . . . . . .          709,164          441,700        (6,610,269)
Venture partners' share of consolidated ventures'
  operations before extraordinary item
  (notes 1 and 3) . . . . . . . . . . . . . . . . . .       (1,568,232)       2,699,777           785,684
                                                           -----------      -----------       -----------
          Net operating loss before
            extraordinary item. . . . . . . . . . . .       (1,635,175)      (2,235,341)       (6,037,978)
Extraordinary item (net of venture partners'
  share of $1,588,537) (note 3(c)). . . . . . . . . .            --          (2,300,838)            --
                                                           -----------      -----------       -----------
          Net loss. . . . . . . . . . . . . . . . . .      $(1,635,175)      (4,536,179)       (6,037,978)
                                                           ===========      ===========       ===========
Net loss per limited partnership interest
 (note 1):
   Net operating loss . . . . . . . . . . . . . . . .      $     (9.15)          (12.41)           (31.79)
   Extraordinary item . . . . . . . . . . . . . . . .            --              (11.65)            --
                                                           -----------      -----------       -----------
          Net loss per limited partnership
            interest (note 1) . . . . . . . . . . . .      $     (9.15)          (24.06)           (31.79)
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


                                           JMB INCOME PROPERTIES, LTD. - XII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                     YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                 GENERAL PARTNERS                             LIMITED PARTNERS (189,684 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                      CONTRI-
                                                                      BUTIONS
                             NET                                      NET OF         NET
                CONTRI-    EARNINGS      CASH                        OFFERING     EARNINGS       CASH
                BUTIONS     (LOSS)   DISTRIBUTIONS      TOTAL         COSTS        (LOSS)    DISTRIBUTIONS    TOTAL
                -------   ---------- -------------   -----------   -----------   ----------  ------------- -----------
Balance at
 December 31,
 1992 . . . . . $11,123      650,900         --         662,023   171,306,452   (17,755,122)  (70,868,630) 82,682,700
Cash distri-
 butions
 ($12.50 per
 limited
 partnership
 interest). . .    --          --            --           --            --            --       (2,382,905) (2,382,905)
Net loss
 (note 5) . . .    --         (8,270)        --          (8,270)        --       (6,029,708)       --      (6,029,708)
                -------    ---------      -------      --------   -----------   -----------   ----------- -----------
Balance at
 December 31,
 1993 . . . . .  11,123      642,630         --         653,753   171,306,452   (23,784,830)  (73,251,535) 74,270,087
Cash distri-
 butions
 ($10 per
 limited
 partnership
 interest). . .    --          --            --           --            --            --       (1,906,325) (1,906,325)
Net earnings
 (loss)
 (note 5) . . .    --         26,972         --          26,972         --       (4,563,151)        --     (4,563,151)
                -------      -------      -------       -------   -----------   -----------   -----------  ----------
Balance at
 December 31,
 1994 . . . . .  11,123      669,602         --         680,725   171,306,452   (28,347,981)  (75,157,860) 67,800,611
Cash distri-
 butions
 ($15 per
 limited
 partnership
 interest). . .   --            --           --            --           --             --      (2,859,487) (2,859,487)
Net loss
 (note 5) . . .   --          99,593         --          99,593         --       (1,734,768)        --     (1,734,768)
                -------      -------      -------       -------   -----------   -----------   -----------  ----------
Balance at
 December 31,
 1995 . . . . . $11,123      769,195         --         780,318   171,306,452   (30,082,749)  (78,017,347) 63,206,356
                =======      =======      =======       =======   ===========   ===========   ===========  ==========




















                             See accompanying notes to consolidated financial statements.


                                           JMB INCOME PROPERTIES, LTD. - XII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                               1995            1994               1993
                                                           -----------      -----------       -----------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . .      $(1,635,175)      (4,536,179)       (6,037,978)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . .        5,598,646        5,640,425         5,739,255
    Amortization of deferred expenses . . . . . . . .        1,263,041        1,117,672           787,304
    Partnership's share of operations of
      unconsolidated venture. . . . . . . . . . . . .         (709,164)        (441,700)        6,610,269
    Venture partners' share of
      ventures' operations and
      extraordinary item. . . . . . . . . . . . . . .        1,568,232       (4,288,314)         (785,684)
    Provision for value impairment (notes 2(b)
      and 3(e)) . . . . . . . . . . . . . . . . . . .        5,500,000        6,475,138             --
    Write-off of assets . . . . . . . . . . . . . . .            --           1,174,125             --
    Extraordinary item, net of insurance
      recoveries of $1,174,125. . . . . . . . . . . .            --           3,889,375             --
  Changes in:
    Rents and other receivables . . . . . . . . . . .         (380,342)        (836,355)         (445,506)
    Prepaid expenses. . . . . . . . . . . . . . . . .          (33,566)          41,120           (44,925)
    Escrow deposits . . . . . . . . . . . . . . . . .         (192,229)         685,195          (368,796)
    Casualty insurance receivable . . . . . . . . . .          853,000         (853,000)             --
    Accrued rents receivable. . . . . . . . . . . . .         (151,292)        (757,729)          (98,080)
    Accounts payable. . . . . . . . . . . . . . . . .       (1,802,619)        (318,280)           39,427
    Accrued interest  . . . . . . . . . . . . . . . .          488,126           22,496          (160,105)
    Unearned rents. . . . . . . . . . . . . . . . . .          (41,486)          47,003           (16,198)
    Tenant security deposits. . . . . . . . . . . . .          (17,279)          99,261            33,372
                                                           -----------      -----------       -----------
          Net cash provided by
            operating activities. . . . . . . . . . .       10,307,893        7,160,253         5,252,355
                                                           -----------      -----------       -----------
Cash flows from investing activities:
  Net sales and maturities (purchases)
    of short-term investments . . . . . . . . . . . .       14,176,812        7,789,504        (2,308,024)
  Additions to investment properties,
    net of related payables and, in 1994,
    net of insurance recoveries of $6,647,000 . . . .       (1,658,644)      (2,908,722)      (10,071,938)
  Partnership's distributions from
    unconsolidated ventures . . . . . . . . . . . . .        1,250,000            --            1,000,000
  Partnership's contributions to
    unconsolidated ventures . . . . . . . . . . . . .       (1,233,437)      (1,557,469)            --
  Payment of deferred expenses. . . . . . . . . . . .         (577,311)      (1,480,284)       (1,428,355)
                                                           -----------      -----------       -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . .       11,957,420        1,843,029       (12,808,317)
                                                           -----------      -----------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . .       (4,593,543)        (575,431)         (421,223)
  Decrease in other long-term
    liabilities . . . . . . . . . . . . . . . . . . .            --               --           (9,650,000)
  Proceeds from refinancings of debt (note 4(b)). . .            --               --           18,400,000
  Advances from venture partners. . . . . . . . . . .         (435,000)        (300,000)          735,000
  Venture partners' contributions to venture. . . . .        1,580,310          604,973           150,126
  Distributions to venture partners . . . . . . . . .       (2,723,400)         (75,000)         (135,000)
  Distributions to limited partners . . . . . . . . .       (2,859,487)      (1,906,325)       (2,382,905)
                                                           -----------      -----------       -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . .       (9,031,120)      (2,251,783)        6,695,998
                                                           -----------      -----------       -----------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . . .       13,234,193        6,751,499          (859,964)
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . . .        8,222,359        1,470,860         2,330,824
                                                           -----------      -----------       -----------
          Cash and cash equivalents, end of year. . .      $21,456,552        8,222,359         1,470,860
                                                           ===========      ===========       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . .      $ 8,502,901        9,053,196         9,297,484
                                                           ===========      ===========       ===========
Non-cash investing and financing activities:
   Change in accounts payable . . . . . . . . . . . .      $     --           3,189,483             --
   Change in accounts receivable. . . . . . . . . . .            --             699,892             --
                                                           -----------      -----------       -----------
     Total extraordinary item-earthquake damage at
       Topanga Mall and First Financial Plaza
       (note 3(c) and 3(e), respectively) . . . . . .      $     --           3,889,375             --
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


                     JMB INCOME PROPERTIES, LTD. - XII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The Partnership holds (either directly or through joint ventures) an equity investment portfolio of United States real estate. Business activities consist of rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999.

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

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1995 and 1994 is summarized as follows:


                                                      1995                                1994
                                                     -------------------------------------------------------------
                                                            TAX BASIS
                                          GAAP BASIS       (Unaudited)       GAAP BASIS         TAX BASIS
                                         ------------      -----------      ------------       -----------
Total assets. . . . . . . . . . . . .    $178,508,742      119,118,630      189,322,387       123,709,895
Partners' capital accounts
  (deficits) (note 5):
    General partners. . . . . . . . .         780,318       (1,143,498)         680,725        (1,073,088)
    Limited partners. . . . . . . . .      63,206,356      113,755,473       67,800,611       118,304,795
Net earnings (loss) (note 5):
    General partners. . . . . . . . .          99,593          (70,410)          26,972          (145,025)
    Limited partners. . . . . . . . .      (1,734,768)      (1,689,836)      (4,563,151)       (3,480,611)
Net loss per limited
  partnership interest. . . . . . . .     $     (9.15)           (8.91)          (24.06)           (18.35)
                                          ===========      ===========      ===========       ===========


     The net loss per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (189,684).

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these financial statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($18,402,684 and $4,529,080 at December 31, 1995 and 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. The debt, with a carrying balance of $89,416,466, has been calculated to have an SFAS 107 value of $96,884,656 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment and the inability to obtain comparable financing due to current levels of debt, previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported. (See note 4.) The Partnership has no other significant financial instruments.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain circumstances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.


(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through joint ventures (see note 3), three shopping centers, two office buildings and an office complex. The Partnership sold its interest in the Mid Rivers Mall in St. Louis, Missouri in January 1992. All of the remaining properties were in operation at December 31, 1995. The cost of the investment properties represents the total cost to the Partnership or its consolidated ventures plus miscellaneous acquisition costs.

     Depreciation on the properties has been provided over the estimated useful lives of the various components as follows:

                                                       YEARS
                                                       -----
       Building and improvements -- straight-line . .    30
       Personal property -- straight-line . . . . . .     5
                                                         ==

     Maintenance and repairs are generally charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets to be held and used whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value. Any long-lived assets identified as "to be disposed of" would no longer be depreciated. Adjustments for impairment loss would be made in each period as necessary to report these assets at the lower of carrying value and fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property. There would be no assurance that any estimated fair value of these assets would ultimately be obtained by the Partnership in any future sale or disposition transaction.

     Under the current impairment policy, provisions for value impairment are recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value. The amount of any such impairment loss recognized by the Partnership is limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property with the related extinguishment of the long-term debt for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain (comprised of gain on extinguishment of debt and gain or loss on sale or disposition of property) for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership will adopt SFAS 121 as required in the first quarter of 1996. Based upon the Partnership's current assessment of the full impact of adopting SFAS 121, it is not anticipated that any significant additional provisions for value impairment would be required for the properties owned by the Partnership or by the Partnership's unconsolidated venture in the first period of implementation of SFAS 121. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.

     Certain investment properties are pledged as security for the long-term debt, for which there is no recourse to the Partnership, as described in note 4.

     (b)  Plaza Hermosa Shopping Center

     During September 1986, the Partnership acquired a multi-building neighborhood shopping center in Hermosa Beach, California. The Partnership's purchase price for the shopping center was $18,290,000, of which $11,890,000 was paid in cash at closing. The balance of the purchase price was represented by bond financing in the amount of $6,400,000 (see note 4(c).

     Occupancy at Plaza Hermosa at December 31, 1995 was approximately 93%.

However, included in the occupancy are tenants whose leases had expired in 1995 (approximately 14,000 square feet or 15% of the property) but remain in the center and pay rent pursuant to their original lease terms.
Although the Partnership has received indications that some of these tenants will renew, there can be no assurance that such renewals will take place. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. These anticipated costs upon re-leasing will result in a decrease in cash flow from operations over the near-term. As a result of reduced projected cash flows, the upcoming maturity of the letter of credit facility in 1997 (note 4(c)) and the expected holding period of the property, there is uncertainty as to the Partnership's ability to recover the net carrying value of the Plaza Hermosa investment property through future operations or sale over its revised expected holding period. Therefore, the Partnership made a provision for value impairment at September 30, 1995 of $5,500,000. Such provision reduced the net carrying value of the investment property to its estimated fair value.

     The property is managed by an affiliate of the General Partners of the Partnership for a fee calculated as 4% of gross receipts of the property.


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at December 31, 1995 is a party to four operating venture agreements and has made capital contributions to the respective ventures as discussed below. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

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

     In September 1986, San Jose obtained a mortgage loan in the amount of $25,000,000 secured by the 150 Almaden and 185 Park Avenue buildings and certain parking areas. Due to the scheduled maturity of the loan, San Jose, during the fourth quarter of 1994, finalized a loan extension and modification with the mortgage lender. The refinancing resulted in the 1994 partial paydown of the outstanding principal balance in the amount of $2.5 million.

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

     During August 1994, San Jose received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex, for an approved Agency project, for $4,090,000. The price offered was deemed by the Agency to be just compensation in compliance with applicable State and Federal laws. During 1995, the Agency filed a condemnation action in court to secure their position in obtaining the garage pursuant to the laws of eminent domain. In late 1995, San Jose and the Agency reached a mutually acceptable agreement on the transfer of the garage. In March 1996, the sale was consummated. Under the transfer agreement, San Jose will receive replacement parking spaces for its tenants in a near-by city-owned parking structure for a term of fifty-five years in addition to the aforementioned purchase price of $4,090,000. San Jose will recognize a gain of approximately $2,000,000 and $1,800,000, respectively, for financial reporting and Federal income tax purposes in 1996, of which $1,000,000 and $900,000, respectively, will be allocable to the Partnership.

     In October 1995, San Jose elected to repay the mortgage obligations (originally scheduled to mature in September 2000) securing the portion of the complex on which the 100-130 Buildings are located as well as a portion of the garage. The outstanding principal balances, at the time of repayment, were $2,418,722 of which the Partnership's share was $1,209,361.

After reviewing and analyzing San Jose's potential options with regard to its investment in the 100-130 Park Center Plaza portion of the complex, San Jose determined that it was in the best interest of the venture to repay the mortgage obligations secured by this portion of the complex. Tenants occupying approximately 49,000 square feet (approximately 11% of the buildings) of the Park Center Plaza investment property have leases that expire in 1996, for which there can be no assurance of renewals. New leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy which would result in a decrease in cash flow from operations over the near-term. San Jose notified the tenants in and invitees to the Park Center Plaza complex that some of the buildings, particularly the 100-130 Park Center Plaza Buildings and the garage below them, could pose a life safety hazard under certain unusually intense earthquake conditions. While the buildings and the garage were designed to comply with the applicable codes for the period in which they were constructed, and there is no legal requirement to upgrade the buildings for seismic purposes, San Jose has worked with consultants to analyze ways in which such a potential life safety hazard could be reduced.

In order to reduce any potential life safety hazard that may occur during unusually intense earthquake conditions, San Jose is undergoing a voluntary upgrade to the 130 Park Center Plaza building and the parking garage below the 100-130 buildings for seismic purposes. San Jose estimates the cost of the structural upgrade to be $1,200,000 of which the Partnership's share is $600,000. Such work began in December 1995 and should be completed by mid 1996.

     San Jose made provisions for value impairment on the 100-130 Park Center Plaza buildings and certain parking areas and the 170 Almaden building of $944,335 in the aggregate. Such provisions at September 30, 1994 were recorded to reduce the net carrying values of these buildings to the then outstanding balances of the related non-recourse financing. Additionally, at September 30, 1993, San Jose recorded a provision for value impairment on the 150 Almaden and 185 Park Avenue buildings and certain parking areas of $15,549,935 to reduce the net carrying value of these buildings to the then outstanding balance of related non-recourse financing.

     During December 1995, San Jose entered into a non-binding letter of intent for the sale of the 190 San Fernando Building to an independent third party. In March 1996, the sale was consummated. The sale price of the building was $1,753,000, paid in cash at closing. San Jose will recognize a gain of approximately $772,000 for financial reporting purposes in 1996, of which approximately $386,000 will be allocable to the Partnership. San Jose will recognize a loss of approximately $12,000 for Federal income tax purposes in 1996 of which approximately $6,000 will be allocable to the Partnership.

    (c)  Topanga

     In December 1985, the Partnership acquired a 58% interest in Topanga Plaza in the Woodland Hills area of Los Angeles, California. The aggregate purchase price for the Partnership's interest in the venture was approximately $25,263,000, which was paid in cash at closing. Under the terms of the joint venture agreement, the Partnership generally will be allocated or distributed 58% of profits and losses, cash flow from operations and sale or refinancing proceeds.

     On January 17, 1994, an earthquake occurred in Los Angeles, California. The epicenter was located in the town of Northridge, which is approximately six miles from Topanga Plaza Shopping Center. Consequently, significant portions of the mall, including the four major department stores who own their own buildings, suffered some casualty damage.
However, the approximate 360,000 square feet of mall shops owned by the Topanga Partnership did not suffer major structural damage. The estimated costs at Topanga for which the joint venture was responsible was approximately $11.9 million (which does not include costs associated with the space taken back by Robinson-May as discussed below), of which approximately $7.7 million was construction related. The remaining amounts represent lost revenues and various operating and administrative costs incurred as a result of the earthquake. The majority of these costs were subject to recovery under the joint venture's earthquake insurance policy. The deductible on the earthquake casualty and business interruption coverages was approximately $2.1 million which was funded by Topanga from operations in 1995 and/or offset by other insurance recoveries as discussed below. As of the date of this report, Topanga has incurred substantially all of the estimated $7.7 million of costs to repair the mall. Approximately, $10.3 million of the $11.9 million of total costs has been reimbursed through insurance proceeds. Approximately $3.2 million of additional insurance proceeds were collected as a final settlement during the third quarter of 1995. Such amount represents recoveries under the joint venture's business interruption policy and is reflected as rental income in the accompanying consolidated financial statements. All of the mall's 114 shops and the four major department stores are open. Subsequent to the earthquake, sales at the mall shops increased due to the greater extent of damage at a nearby competing mall. However, in August 1995, the competing mall was re-opened. The re-opening of this mall is expected to have an adverse effect on Topanga's sales. One department store at Topanga, Robinson-May, had a portion of their store condemned by city inspectors in 1994. One consequence of this partial condemnation is that Robinson-May took back in 1994 the approximately 25,000 square feet of that store which had been leased to the joint venture in 1990. Pursuant to the terms of the lease agreement with the joint venture, Robinson-May was allowed to terminate the lease in the event there was substantial damage to its existing store (as defined). This is expected to represent the loss of approximately $150,000 in annual net income from subleases of the eight tenants which had subleased this space. Topanga was insured in case of such event and received, in July 1994, insurance proceeds in the amount of $2,500,000 (net of the related deductible) for the cost of the unamortized tenant improvements and the loss of rents related to this space. As a result of the termination of the leasehold for this space from Robinson-May, Topanga wrote off, in 1994, approximately $1.2 million of unamortized leasehold improvements discussed above. Topanga recorded in 1994, an extraordinary loss of $2,889,000 (of which the Partnership's share was approximately $1,676,000) which included Topanga's share of repair cost of approximately $2.1 million, and approximately $789,000 of other costs. The earthquake did result in some adverse effect on the operations of the center in early 1994.

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

     (d)  Broad Street

     During December 1985, the Partnership acquired, through Broad Street, a joint venture with JMB Income Properties, Ltd.-X, a partnership sponsored by an affiliate of the Managing General Partner, a 68.56% interest in the 40 Broad Street office building in New York, New York. Broad Street's purchase price for the building, which was paid in cash at closing, was approximately $65,100,000 of which the Partnership provided approximately $44,630,000.

     The Partnership will be allocated or distributed profits and losses, cash flow from operations and sale or refinancing proceeds in the ratio of its capital contributions to Broad Street which is 68.56%.

     Until December 1994, the property was managed by an affiliate of the General Partners of the Partnership for a fee calculated as 2% of gross receipts of the property (see note 7).

     (e)  First Financial

     In 1987, the Partnership, through First Financial, a joint venture with JMB Income Properties, Ltd.-XIII (a partnership sponsored by an affiliate of the Managing General Partner "JMB-XIII"), acquired an interest in a general partnership ("Encino") with an affiliate of the developer ("Venture Partner") which owns an office building in Encino (Los Angeles), California. First Financial is obligated to make an initial investment in the aggregate amount of $49,850,000 of which approximately $49,812,000 of such contributions have been made to Encino. First Financial does not anticipate further increasing its initial cash investment in Encino.

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

     The first mortgage loan on the property matured November 1, 1995. Effective November 1, 1995, Encino and the existing lender amended and restated the existing mortgage loan. The new principal balance of the amended note at November 1, 1995 was $24,970,148. This amount was comprised of the then outstanding principal portion of $28,970,148 on the original $30,000,000 note less a required $4,000,000 principal paydown by Encino, all of which was advanced by First Financial at closing of which the Partnership's share of such paydown was $2,500,000. The amended loan has an interest rate of 8.67% and a term of two years resulting in a maturity date of November 1, 1997. The new monthly installments of principal and interest, based on a 23-year amortization, are $209,077.

     In order to finalize the loan extension described above, the Partnership and its affiliated partner advanced approximately $4.1 million (approximately $2.5 million by the Partnership) to the joint venture to fund the required principal paydown and related loan fees. A capital call has been made on the unaffiliated joint venture partner for its share of the total required amount; however, the unaffiliated joint venture partner has indicated that it does not intend to fund its required share. The Partnership and its affiliated partner are in discussions with the unaffiliated partner and have reached an agreement in principle to settle this dispute through a modification of the joint venture agreement. There can be no assurance that a modification of the joint venture agreement will be reached. Should a modification of the joint venture agreement not be reached, the Partnership and its affiliated partner will pursue all rights and remedies available under the joint venture agreement.

     Due to the uncertainty of Encino's ability to recover the net carrying value of the First Financial office building investment property through future operations and sale during the estimated holding period, Encino recorded, as a matter of prudent accounting practice, a provision for value impairment of such investment of approximately $6,475,000, all of which was allocated to First Financial. The Partnership's share of such provision to First Financial was approximately $4,047,000. Such provision was recorded at December 31, 1994 to reduce the net carrying value of the investment property to its estimated fair value.

     As previously reported, the First Financial office building appeared to have experienced only minor cosmetic damage as a result of the January 17, 1994 Northridge earthquake in southern California. On February 22, 1995, the city council of the city of Los Angeles passed an ordinance requiring certain buildings (identified by building type and location) to perform testing on the welded steel moment connections to determine if the earthquake had weakened such joint weldings and to repair such joint weldings if weakness is detected. This property qualified for the testing under the ordinance, and therefore, Encino retained a structural engineer to perform the testing. Results of the testing by the structural engineer indicated that some of the building's joint weldings suffered damage which, in accordance with the ordinance, were required to be repaired. Encino's structural engineer informed Encino that the damage detected did not pose a life safety risk for the building's tenants. All testing and repairs necessary to comply with such ordinance were completed as of October 1995. The total cost of such testing and repairs was approximately $826,000 (of which the Partnership's share was approximately $516,250).

     The office building is managed by an affiliate of the Venture Partner for a fee based upon a percentage of rental receipts (as defined) of the property.


(4)  LONG-TERM DEBT

     (a)  Long-term debt consists of the following at December 31, 1995 and
1994:
                                              1995             1994
                                          -----------      -----------
10-1/8% mortgage note secured by
 the Topanga Plaza shopping center
 in Los Angeles, California; payable
 in monthly installments of principal
 and interest of $523,225 through
 January 2002  when the remaining
 balance is due and payable,
 see note 4(b). . . . . . . . . . .       $58,103,860       58,448,865

Floating rate bond financing
 (certificates), secured by the
 Plaza Hermosa Shopping Center
 in Hermosa Beach, California;
 the certificates bear interest
 based on a floating rate which is
 adjustable weekly (as defined),
 with a maximum interest rate of
 12%, interest only is payable
 monthly through December 2023
 when the entire outstanding
 balance is due and payable,
 note 4(c). . . . . . . . . . . . .         6,400,000        6,400,000

8.67% mortgage note, secured
 by the First Financial Plaza
 Office Building; payable in
 monthly installments of
 principal and interest of
 $209,077 through November
 1997 when the remaining
 balance is due and payable . . . .        24,912,606       29,161,144
                                          -----------      -----------
          Total debt. . . . . . . .        89,416,466       94,010,009
          Less current portion
            of long-term debt . . .           746,306       29,539,123
                                          -----------      -----------
          Total long-term debt. . .       $88,670,160       64,470,886
                                          ===========      ===========

     (b)  Topanga

     In January 1992, the Partnership and its joint venture partner finalized the refinancing of the existing mortgage notes at Topanga Plaza with replacement financing from the existing mortgage holder. The aggregate loan amount of $59,000,000 was funded $26,600,000 in 1992 and $32,400,000 in 1993 to repay advances by an affiliate of the venture partner, to return to the Partnership prior contributions used to fund previous costs incurred relating to fire, life and safety regulations and certain releasing costs, to paydown interim lines of credit used for certain renovation costs and operational capital expenditures, to fund additional renovation costs and to refinance the remaining portion of the existing mortgage upon its maturity in June 1993. The Topanga joint venture had funded certain renovation costs through a line of credit bearing interest at 10.125% with various maturity dates. The line of credit had a balance of $9,650,000 at December 31, 1992 and was paid in 1993 by the additional loan funding discussed above.

     (c)  Plaza Hermosa Shopping Center

     A portion of the initial purchase price of the property was represented by bond financing of $6,400,000. This financing was secured by a letter of credit facility which was ultimately secured by a deed of trust on the property. In December 1994, upon expiration of the letter of credit, the Partnership obtained a long-term replacement letter of credit with a new lender and simultaneously retired the original bond financing and issued new bonds to the existing bondholders in their aggregate amount of $6,400,000. The new letter of credit expires in December 1997. The new bond financing is due and payable upon the new expiration date of the letter of credit.

     (d)  Five year maturities of long-term debt are summarized as follows:

                     1996 . . . . . . . . . .      $   746,306
                     1997 . . . . . . . . . .       25,039,433
                     1998 . . . . . . . . . .          507,202
                     1999 . . . . . . . . . .          561,008
                     2000 . . . . . . . . . .          620,521
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

     The Partnership Agreement provides that the General Partners shall receive as a distribution from the sale of a real property by the Partnership amounts equal to the cumulative deferrals of any portion of their 10% cash distribution and 2-1/2% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership, (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the second fiscal quarter of 1986 and (iii) have received cash distributions of sale and refinancing proceeds and of the Partnership's operations, in an amount equal to the Limited Partners' initial capital investment in the Partnership plus a 10% annual return on the Limited Partners' average capital investment. Accordingly, approximately $773,000 of sale proceeds from the sale of the Partnership's interest in Mid Rivers Mall has been deferred by the General Partners.


(6)  LEASES

     At December 31, 1995, the Partnership and its consolidated ventures' principal assets are two shopping centers and two office buildings. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the properties, excluding the cost of the land, is depreciated over the estimated useful lives. Leases with tenants range in term from month-to-month to twenty-five years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent
based upon percentages of tenants' sales volumes.   With respect to the
Partnership's shopping center investments, a substantial portion of the ability of retail tenants to honor their leases is dependent on the retail economic sector.

     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1995:

          Office Buildings:
            Cost. . . . . . . . . . . . . . . . . .  $ 68,084,657
            Accumulated depreciation. . . . . . . .    25,098,404
                                                     ------------
                                                       42,986,253
                                                     ------------
          Shopping Centers:
            Cost. . . . . . . . . . . . . . . . . .   121,045,748
            Accumulated depreciation. . . . . . . .    27,292,352
                                                     ------------
                                                       93,753,396
                                                     ------------
                                                     $136,739,649
                                                     ============

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

          1996. . . . . . . . . . . . . . . . . . .  $ 20,669,237
          1997. . . . . . . . . . . . . . . . . . .    19,423,331
          1998. . . . . . . . . . . . . . . . . . .    18,494,161
          1999. . . . . . . . . . . . . . . . . . .    17,445,959
          2000. . . . . . . . . . . . . . . . . . .    15,607,560
          Thereafter. . . . . . . . . . . . . . . .    61,663,368
                                                     ------------
              Total . . . . . . . . . . . . . . . .  $153,303,616
                                                     ============

     Contingent rent (based on sales by property tenants) included in rental income was as follows:

          1993. . . . . . . . . . . . . . . . . . .      $427,809
          1994. . . . . . . . . . . . . . . . . . .       662,271
          1995. . . . . . . . . . . . . . . . . . .       438,733
                                                         ========


(7)  TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1995, 1994 and 1993 are as follows:




                                                                                               UNPAID AT
                                                                                              DECEMBER 31,
                                                  1995           1994            1993            1995
                                                --------       --------        --------     --------------
Property management and
  leasing fees. . . . . . . . . . . . .         $ 67,422        184,881         221,843              --
Insurance commissions . . . . . . . . .           75,330         74,228          84,976              --
Reimbursement (at cost) for
  accounting services . . . . . . . . .           90,577         70,947          70,349              --
Reimbursement (at cost) for
  portfolio management
  services. . . . . . . . . . . . . . .           38,217         31,466           --                 --
Reimbursement (at cost) for
  legal services. . . . . . . . . . . .            4,222         11,445           2,212              --
Reimbursement (at cost) for
  administrative charges and
  other out-of-pocket expenses. . . . .          170,348          6,516          19,682           60,381
                                                --------       --------        --------           ------

                                                $446,116        379,483         399,062           60,381
                                                ========       ========        ========           ======

     The above table reflects that during 1995, the Partnership recognized and paid certain 1994 administrative charges of approximately $93,972 that had not previously been reimbursed.




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

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred receipt of their distri-butions (see note 5) of net cash flow from the Partnership. The cumulative amount of such deferred distributions aggregated $7,784,297 at December 31, 1995. These amounts or amounts currently payable do not bear interest and may be paid in future periods.

     Effective October 1, 1995, the Managing General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partners. Use of such third parties is not expected to have a material effect on the operations of the Partnership.

     The Topanga venture has incurred approximately $61,000 and $131,000 of interest costs relating to affiliated venture partner advances (note 3(c)) in 1994 and 1993, respectively, all of which was paid to an affiliate of the former venture partner as of December 31, 1995.


(8)  INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary of financial information for San Jose as of and for the years ended December 31, 1995 and 1994 is as follows:

                                            1995             1994
                                        ------------     ------------

Current assets. . . . . . . . . . .     $  5,155,489        5,966,024
Current liabilities . . . . . . . .         (323,044)        (996,677)
                                        ------------     ------------
      Working capital . . . . . . .        4,832,445        4,969,347
Investment property, net. . . . . .       30,955,893       31,913,782
Other assets, net . . . . . . . . .          874,007          866,256
Long-term debt. . . . . . . . . . .      (23,431,863)     (25,880,881)
Other liabilities . . . . . . . . .          (48,870)         (72,093)
Venture partners' equity. . . . . .       (6,769,546)      (6,076,946)
                                        ------------     ------------
      Partnership's capital . . . .     $  6,412,066        5,719,465
                                        ============     ============
Represented by:
  Invested capital. . . . . . . . .     $ 48,767,680       47,534,243
  Cumulative distributions. . . . .      (21,902,500)     (20,652,500)
  Cumulative loss . . . . . . . . .      (20,453,114)     (21,162,278)
                                        ------------     ------------
                                        $  6,412,066        5,719,465
                                        ============     ============
Total income. . . . . . . . . . . .     $  9,182,446        9,270,819
                                        ============     ============
Expenses applicable to operating
  income. . . . . . . . . . . . . .     $  7,764,118        8,387,418
                                        ============     ============
Net earnings. . . . . . . . . . . .     $  1,418,328          883,401
                                        ============     ============

     Reference is made to note 3(b) regarding the provision for value impairment of $944,335 which was recorded in 1994 by the San Jose joint venture.

    Total income, expenses related to operating earnings, and net loss for the above-mentioned venture for the year ended December 31, 1993 were $10,369,335, $23,589,873 and $13,220,538, respectively.


(9)  SUBSEQUENT EVENT

     (a)  Distributions

     In February 1996, the Partnership paid a distribution of $476,581 ($2.50 per Interest) to the Limited Partners.

     (b)  San Jose

     During December 1995, San Jose entered into a non-binding letter of intent for the sale of the 190 San Fernando Building to an independent third party. In March 1996, the sale was consummated. The sale price of the building was $1,753,000, paid in cash at closing. San Jose will recognize a gain of approximately $772,000 for financial reporting purposes in 1996, of which approximately $386,000 will be allocable to the Partnership. San Jose will recognize a loss of approximately $12,000 for Federal income tax purposes in 1996 of which approximately $6,000 will be allocable to the Partnership.

     In March 1996, the Redevelopment Agency of the City of San Jose, pursuant to the laws of eminent domain, purchased one of the parking garage structures in the San Jose office complex for $4,090,000. San Jose will recognize a gain of approximately $2,000,000 and $1,800,000, respectively, for financial reporting and Federal income tax purposes in 1996, of which approximately $1,000,000 and $900,000, respectively, will be allocable to the Partnership. (See Note 3(b)).




                                                                                               SCHEDULE III
                                        JMB INCOME PROPERTIES, LTD. - XII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES
                              CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                DECEMBER 31, 1995


                                                            COSTS
                                                         CAPITALIZED
                                 INITIAL COST TO          SUBSEQUENT             GROSS AMOUNT AT WHICH CARRIED
                                 PARTNERSHIP (A)       TO ACQUISITION                AT CLOSE OF PERIOD (B)
                            -------------------------   --------------      ------------------------------------
                                          BUILDINGS       BUILDINGS                     BUILDINGS
                                            AND             AND                            AND
               ENCUMBRANCE      LAND     IMPROVEMENTS  IMPROVEMENTS(D)        LAND     IMPROVEMENTS    TOTAL (E)
               -----------   ----------- ------------   --------------     ----------  ------------  -----------
SHOPPING
 CENTERS:
Los Angeles,
 California
 (C). . . . .  $58,103,860     8,506,014   54,714,281      44,751,810       8,506,014    99,466,091  107,972,105
Hermosa
 Beach,
 California .    6,400,000     5,106,570   13,131,181      (3,234,064)      3,176,526     9,897,117   13,073,643

OFFICE
 BUILDINGS:
New York,
 New York
 (C). . . . .        --       13,201,780   55,095,008     (32,985,379)      1,765,194    22,109,629   23,874,823
Encino,
 California
 (C). . . . .   24,912,606     7,696,474   38,089,122        (926,546)      7,047,258    37,162,576   44,209,834
               -----------    ----------  -----------     -----------      ----------   -----------  -----------

    Total . .  $89,416,466    34,510,838  161,029,592       7,605,821      20,494,992   168,635,413  189,130,405
               ===========    ==========  ===========     ===========      ==========   ===========  ===========



                                                                                   SCHEDULE III - CONTINUED
                                        JMB INCOME PROPERTIES, LTD. - XII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES
                              CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                DECEMBER 31, 1995


                                                                                     LIFE ON WHICH
                                                                                     DEPRECIATION
                                                                                      IN LATEST
                                                                                     STATEMENT OF        1995
                                     ACCUMULATED            DATE OF       DATE        OPERATIONS     REAL ESTATE
                                    DEPRECIATION(F)      CONSTRUCTION   ACQUIRED     IS COMPUTED        TAXES
                                   ----------------      ------------  ----------  ---------------   -----------
SHOPPING CENTERS:
 Los Angeles,
  California (C). . . . . . . . . . .  $23,234,564           1964        12/31/85       5-30 years       704,690
 Hermosa Beach,
   California . . . . . . . . . . . .    4,057,788           1985        09/03/86       5-30 years       104,246

OFFICE BUILDINGS:
 New York,
  New York (C). . . . . . . . . . . .   14,168,538           1983        12/31/85       5-30 years     1,774,192
 Encino,
  California (C). . . . . . . . . . .   10,929,866           1986        05/20/87       5-30 years       493,718
                                       -----------                                                    ----------

    Total . . . . . . . . . . . . . .  $52,390,756                                                     3,076,846
                                       ===========                                                    ==========

------------------

Notes:
     (A)  The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
     (B)  The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes was
$217,926,535.
     (C)  Properties owned and operated by joint venture; see Note 3.
     (D)  In 1994, the affiliated joint venture recorded provisions for value impairment totaling $6,475,138
(which included a reduction in deferred costs of $37,299) at First Financial Plaza; see Note 3(e).  In 1995, the
Partnership recorded a provision for value impairment totaling $5,500,000 (which included a reduction in deferred costs of $15,671) at Plaza Hermosa; see Note 2(b).



                                                                                   SCHEDULE III - CONTINUED
                                        JMB INCOME PROPERTIES, LTD. - XII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES
                              CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                DECEMBER 31, 1995


(E)   Reconciliation of real estate owned:

                                                                1995             1994              1993
                                                            ------------     ------------     ------------
      Balance at beginning of period. . . . . . . . . .     $193,298,414      199,493,970      196,088,700
      Additions during period . . . . . . . . . . . . .        1,316,320        2,401,281        3,608,394
      Sale or disposal during period. . . . . . . . . .            --          (4,401,376)        (203,124)
      Provision for value impairment. . . . . . . . . .       (5,484,329)      (4,195,461)           --
                                                            ------------      -----------      -----------

      Balance at end of period. . . . . . . . . . . . .     $189,130,405      193,298,414      199,493,970
                                                            ============      ===========      ===========

(F)   Reconciliation of accumulated depreciation:

      Balance at beginning of period. . . . . . . . . .     $ 46,792,110       41,724,753       36,188,622
      Depreciation expense. . . . . . . . . . . . . . .        5,598,646        5,640,425        5,739,255
      Sale or disposal during period. . . . . . . . . .            --            (313,240)        (203,124)
      Provision for value impairment. . . . . . . . . .            --            (259,828)           --
                                                            ------------      -----------      -----------

      Balance at end of period. . . . . . . . . . . . .     $ 52,390,756       46,792,110       41,724,753
                                                            ============      ===========      ===========



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during 1994 and 1995.



                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned directly or indirectly, by certain of its officers and directors and members of their families. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P. Effective December 31, 1995, ABPP Associates, L.P. acquired the general partnership interest in the Partnership of the Associate General Partner, Income Associates-XII, L.P., (which constituted substantially all of the assets of Income Associates-XII, L.P.). ABPP Associates, L.P., an Illinois limited partnership, with JMB as its sole general partner, continues as the Associate General Partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership.

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

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Managing General Partner of the Partnership are as follows:

                                                           SERVED IN
NAME                       OFFICE                          OFFICE SINCE
----                       ------                          ------------

Judd D. Malkin             Chairman                        5/03/71
                           Director                        5/03/71
                           Chief Financial Officer         2/22/96
Neil G. Bluhm              President                       5/03/71
                           Director                        5/03/71
Burton E. Glazov           Director                        7/01/71
Stuart C. Nathan           Executive Vice President        5/08/79
                           Director                        3/14/73
A. Lee Sacks               Director                        5/09/88
John G. Schreiber          Director                        3/14/73
H. Rigel Barber            Executive Vice President        1/02/87
                           Chief Executive Officer         8/01/93
Glenn E. Emig              Executive Vice President        1/01/93
                           Chief Operating Officer         1/01/95
Gary Nickele               Executive Vice President        1/01/92
                           General Counsel                 2/27/84
Gailen J. Hull             Senior Vice President           6/01/88
Howard Kogen               Senior Vice President           1/02/86
                           Treasurer                       1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 5, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 5, 1996. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX

("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II") and JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II"), and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officer and/or directors of various affiliated companies of Arvida/JMB Managers, Inc. (the general partner Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner Arvida/JMB Partners, L.P.-II ("Arvida-II")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 57) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 54) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 62) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 49) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. Mr. Schreiber is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 46) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 48) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 43) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 47) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 60) has been associated with JMB since March, 1973. He is a Certified Public Accountant.


ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Investors, and a share of profits or losses. Reference is also made to Notes 5 and 7 for a description of such transactions, distributions and allocations. No such cash distributions were paid to the General Partners in 1995, 1994 and 1993.

     An affiliate of the Managing General Partner provided property management services to the Partnership for 1995 for the Plaza Hermosa Shopping Center in Hermosa Beach, California at a fee calculated at 4% of the gross receipts of the property and to the 40 Broad Street office building in New York, New York until December 1994 (see Note 7) at a fee calculated at 2% of the gross receipts of the property. In 1995, such affiliate earned property management and leasing fees amounting to $67,422 all of which were paid at December 31, 1995. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     The General Partners of the Partnership may be reimbursed for their salary-related and direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1995, the Managing General Partner received reimbursement for such expenses and salaries in the amount of $303,364 of which $60,381 was unpaid at December 31, 1995. The Managing General Partner received no disbursement agent and data processing fees in 1995.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner of the Partnership, earned and received insurance brokerage commissions in 1995 aggregating $75,330 in connection with the providing of insurance coverage for the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage involved.

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

     (b) The Managing General Partner, its officers and directors and the Associate General Partners own the following Interests of the Partnership:

                               NAME OF                         AMOUNT AND NATURE
                               BENEFICIAL                      OF BENEFICIAL              PERCENT
TITLE OF CLASS                 OWNER                           OWNERSHIP                  OF CLASS
--------------                 ----------                      -----------------          --------
Limited Partnership
  Interests                    JMB Realty Corporation          5 Interests (1)            Less than 1%
                                                                 indirectly

Limited Partnership
  Interests                    Managing General Partner,       5 Interests (1)            Less than 1%
                               its officers and                  indirectly
                               directors and the
                               Associate General
                               Partners as a group

     (1)  Includes 5 interests owned by the Initial Limited Partner of the Partnership for which JMB Realty
Corporation, as its indirect majority shareholder, is deemed to have sole voting and investment power.

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

                   4-B. Amended and restated mortgage loan agreement between First Financial and The Prudential Insurance Company of America dated November 21, 1995 relating to First Financial Plaza in Encino, California is filed herewith.

                   4-C. Mortgage loan modification agreement between Topanga and Connecticut General Life Insurance dated January 31, 1993 relating to Topanga Plaza in Los Angeles, California is hereby incorporated herein by reference to Exhibit 4 of the Partnership's Report on Form 10-Q (File No. 0-16108) dated November 11, 1993.

                   4-D. Letter of credit agreement between JMB Income Properties, Ltd-XII and Dresdner Bank AG dated November 15, 1994 relating to the letter of credit extension at Plaza Hermosa is hereby incorporated herein by reference to Exhibit 4-D of the Partnership's Report on Form 10-K for December 31, 1994 (File No. 0-16108) dated March 27, 1995.

                   4-E.  Mortgage loan agreement, Amended and Restated
Deed of Trust, Security Agreement with assignment of Rents and Fixture Filing and Real Estate tax escrow and Security Agreement between San Jose and Connecticut General Life Insurance Co. dated November 30, 1994 is hereby incorporated herein by reference to Exhibit 4-E to the Partnership's Report on Form 10-K for December 31, 1994 (File No. 0-16108) dated March 27, 1995.

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

         No annual report or proxy material for 1995 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.



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

                  JMB INCOME PROPERTIES, LTD. - XII

                  By:     JMB Realty Corporation
                          Managing General Partner


                          GAILEN J. HULL
                  By:     Gailen J. Hull
                          Senior Vice President
                  Date:   March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:     JMB Realty Corporation
                          Managing General Partner

                          JUDD D. MALKIN*
                  By:     Judd D. Malkin, Chairman and
                          Chief Financial Officer
                  Date:   March 25, 1996

                          NEIL G. BLUHM*
                  By:     Neil G. Bluhm, President and Director
                  Date:   March 25, 1996

                          H. RIGEL BARBER*
                  By:     H. Rigel Barber, Chief Executive Officer
                  Date:   March 25, 1996

                          GLENN E. EMIG*
                  By:     Glenn E. Emig, Chief Operating Officer
                  Date:   March 25, 1996


                          GAILEN J. HULL
                  By:     Gailen J. Hull, Senior Vice President
                          Principal Accounting Officer
                  Date:   March 25, 1996

                          A. LEE SACKS*
                  By:     A. Lee Sacks, Director
                  Date:   March 25, 1996

                  By:     STUART C. NATHAN*
                          Stuart C. Nathan, Executive Vice President
                            and Director
                  Date:   March 25, 1996


                  *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                          GAILEN J. HULL
                  By:     Gailen J. Hull, Attorney-in-Fact
                  Date:   March 25, 1996


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

3-B.       Amended and Restated Agreement of
           Limited Partnership                             Yes

4-A.       Mortgage loan agreement related to
           Topanga Plaza                                   Yes

4-B.       Mortgage loan agreement related to
           First Financial Plaza                           No

4-C.       Mortgage loan modification agreement
           related to Topanga Plaza                        Yes

4-D.       Letter of credit agreement related to
           Plaza Hermosa                                   Yes

4-E.       Mortgage loan agreement related to
           Park Center Plaza                               Yes

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