Form 10-Q
period 1996-03-31
JMB INCOME PROPERTIES LTD XII
filed 1996-05-14
CIK 765813

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended March 31, 1996Commission file #0-16108



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


                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3

Item 2.  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations . . . . . . . . .     12




PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . .     13

Item 6.  Exhibits and Reports on Form 8-K. . . . . .     14






PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 1996 AND DECEMBER 31, 1995

                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                                  MARCH 31,    DECEMBER 31,
                                                                    1996          1995
                                                                -------------  -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .   $ 23,519,916   21,456,552
  Rents and other receivables, net of allowance for
    doubtful accounts of $728,881 at March 31,
    1996 and $784,652 at December 31, 1995 . . . . . . . . . .      2,550,077    2,542,548
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .        633,075      260,164
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . .        937,587      900,561
                                                                 ------------  -----------
        Total current assets . . . . . . . . . . . . . . . . .     27,640,655   25,159,825
                                                                 ------------  -----------
Investment properties, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20,494,992   20,494,992
  Buildings and improvements . . . . . . . . . . . . . . . . .    169,130,117  168,635,413
                                                                 ------------  -----------
                                                                  189,625,109  189,130,405
  Less accumulated depreciation. . . . . . . . . . . . . . . .     53,771,307   52,390,756
                                                                 ------------  -----------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . .    135,853,802  136,739,649

Investment in unconsolidated ventures, at equity . . . . . . .      6,263,459    6,412,066
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      7,405,353    7,639,146
Accrued rents receivable . . . . . . . . . . . . . . . . . . .      2,427,491    2,558,056
                                                                 ------------  -----------
                                                                 $179,590,760  178,508,742
                                                                 ============  ===========

                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                          ------------------------------------------

Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $    793,637      746,306
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .      1,650,205    2,038,017
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .        592,782      510,622
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .        180,481        --
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . .         23,455       23,320
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .      3,240,560    3,318,265
Tenant security deposits . . . . . . . . . . . . . . . . . . .        434,050      492,214
Long-term debt, less current portion . . . . . . . . . . . . .     88,464,694   88,670,160
                                                                 ------------  -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . .     92,139,304   92,480,639
Venture partners' subordinated equity in ventures. . . . . . .     21,945,782   22,041,429
Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .         11,123       11,123
    Cumulative net earnings (losses) . . . . . . . . . . . . .        806,640      769,195
                                                                 ------------  -----------
                                                                      817,763      780,318
                                                                 ------------  -----------
  Limited partners (189,684 interests):
    Capital contributions, net of offering costs . . . . . . .    171,306,452  171,306,452
    Cumulative net earnings (losses) . . . . . . . . . . . . .    (28,124,613) (30,082,749)
    Cumulative cash distributions. . . . . . . . . . . . . . .    (78,493,928) (78,017,347)
                                                                 ------------  -----------
                                                                   64,687,911   63,206,356
                                                                 ------------  -----------
        Total partners' capital accounts . . . . . . . . . . .     65,505,674   63,986,674
                                                                 ------------  -----------
                                                                 $179,590,760  178,508,742
                                                                 ============  ===========


                 See accompanying notes to consolidated financial statements.


                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                          (UNAUDITED)
                                                                     1996         1995
                                                                -------------  -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . .    $ 7,435,027    7,233,086
  Interest income. . . . . . . . . . . . . . . . . . . . . . .        291,413      301,961
                                                                  -----------   ----------
                                                                    7,726,440    7,535,047
                                                                  -----------   ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . .      2,087,432    2,304,951
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . .      1,380,551    1,410,183
  Property operating expenses. . . . . . . . . . . . . . . . .      3,136,030    3,094,264
  Professional services. . . . . . . . . . . . . . . . . . . .         93,703       96,138
  Amortization of deferred expenses. . . . . . . . . . . . . .        298,688      339,816
  General and administrative . . . . . . . . . . . . . . . . .        100,495       57,076
                                                                  -----------   ----------
                                                                    7,096,899    7,302,428
                                                                  -----------   ----------
        Operating earnings (loss). . . . . . . . . . . . . . .        629,541      232,619
Partnership's share of operations of unconsolidated
  ventures . . . . . . . . . . . . . . . . . . . . . . . . . .        151,783      309,871
Venture partners' share of ventures' operations. . . . . . . .       (198,353)     (11,247)
                                                                  -----------   ----------
        Net operating earnings (loss). . . . . . . . . . . . .        582,971      531,243
Partnership's share of gain on sale of investment
  properties of unconsolidated venture . . . . . . . . . . . .      1,412,610        --
                                                                  -----------   ----------
        Net earnings (loss). . . . . . . . . . . . . . . . . .    $ 1,995,581      531,243
                                                                  ===========   ==========

        Net earnings (loss) per limited partnership interest:
          Net operating earnings (loss). . . . . . . . . . . .    $      2.95         2.69
          Partnership's share of gain on sale of
            investment properties of unconsolidated
            venture. . . . . . . . . . . . . . . . . . . . . .           7.15        --
                                                                  -----------   ----------
              Net earnings (loss). . . . . . . . . . . . . . .    $     10.10         2.69
                                                                  ===========   ==========
        Cash distributions per limited partnership interest. .    $      2.50         2.50
                                                                  ===========   ==========



























                 See accompanying notes to consolidated financial statements.


                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                          THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                          (UNAUDITED)
                                                                      1996           1995
                                                                  ------------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . .$  1,995,581       531,243
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .   1,380,551     1,410,183
    Amortization of deferred expenses. . . . . . . . . . . . . . .     298,688       339,816
    Partnership's share of operations of unconsolidated
      ventures . . . . . . . . . . . . . . . . . . . . . . . . . .    (151,783)     (309,871)
    Partnership's share of gain on sale of investment
      properties of unconsolidated venture . . . . . . . . . . . .  (1,412,610)        --
    Venture partners' share of ventures' operations, . . . . . . .     198,353        11,247
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . .      (7,529)     (111,237)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .    (372,911)     (370,649)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .     (37,026)        --
    Casualty insurance receivable. . . . . . . . . . . . . . . . .       --          853,000
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .     130,565        97,672
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .    (387,812)      284,449
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .      82,160         --
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .     180,481       188,975
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .         135         2,424
    Tenant security deposits . . . . . . . . . . . . . . . . . . .     (58,164)       (2,168)
                                                                  ------------   -----------
        Net cash provided by (used in) operating activities. . . .   1,838,679     2,925,084
                                                                  ------------   -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term
    investments. . . . . . . . . . . . . . . . . . . . . . . . . .       --       12,645,234
  Additions to investment properties,
    net of related payables in 1995. . . . . . . . . . . . . . . .    (494,704)     (568,454)
  Partnership's distributions from unconsolidated
    ventures . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,713,000         --
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .     (64,895)     (258,592)
                                                                  ------------   -----------
        Net cash provided by (used in) investing activities. . . .   1,153,401    11,818,188
                                                                  ------------   -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .    (158,135)     (153,060)
  Advances from affiliate. . . . . . . . . . . . . . . . . . . . .       --         (435,000)
  Venture partners' contributions to venture . . . . . . . . . . .       --           41,236
  Distributions to venture partners. . . . . . . . . . . . . . . .    (294,000)     (420,000)
  Distributions to limited partners. . . . . . . . . . . . . . . .    (476,581)     (476,581)
                                                                  ------------   -----------
        Net cash provided by (used in) financing activities. . . .    (928,716)   (1,443,405)
                                                                  ------------   -----------
        Net increase (decrease) in cash and cash equivalents . . .   2,063,364    13,299,867

        Cash and cash equivalents, beginning of year . . . . . . .  21,456,552     8,222,359
                                                                  ------------   -----------
        Cash and cash equivalents, end of period . . . . . . . . .$ 23,519,916    21,522,226
                                                                  ============   ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$  2,005,272     2,277,118
                                                                  ============   ===========
  Non-cash investing and financing activities. . . . . . . . . . .$      --            --
                                                                  ============   ===========


















                 See accompanying notes to consolidated financial statements.


               JMB INCOME PROPERTIES, LTD. - XII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MARCH 31, 1996 AND 1995

                          (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995 which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are as follows:

                                                   Unpaid at
                                                   March 31,
                               1996      1995        1996
                             -------    ------   -------------
Property management
 and leasing fees. . . . .   $23,411    17,988         --
Insurance commissions. . .     9,399        17         --
Reimbursement
 (at cost) for
 out-of-pocket
 expenses. . . . . . . . .     3,914     2,766        1,023
                             -------    ------        -----
                             $36,724    20,771        1,023
                             =======    ======        =====

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and the operation of the Partnership's investment properties. The amount of such salaries and direct expenses aggregated $22,243 and $192,801 for the three months ended March 31, 1996 and for the twelve months ended December 31, 1995, respectively, of which $82,028 is unpaid as of March 31, 1996.


     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred payment of their distri-butions of net cash flow and sales proceeds from the Partnership. The amount of such deferred distributions was approximately $7,837,000 as of March 31, 1996. All amounts deferred or currently payable do not bear interest.


40 BROAD STREET

     Occupancy at the 40 Broad Street property was approximately 75% as of March 31, 1996. Tenant leases representing 12% of the property expire in 1996, not all of whom are expected to renew. In 1996, approximately $1,300,000 in tenant improvements and lease commissions have been budgeted as a result of continued leasing efforts at the property of which the Partnership's share is approximately $891,000. The downtown New York City market remains extremely competitive due to the significant amount of space available.


SAN JOSE

     During August 1994, San Jose received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex for an approved Agency project for $4,090,000. The price offered was deemed by the Agency to be just compensation in compliance with applicable State and Federal laws. During 1995, the Agency filed a condemnation action in court to secure their position in obtaining the garage pursuant to the laws of eminent domain. In late 1995, San Jose and the Agency reached a mutually acceptable agreement on the transfer of the garage. In March 1996, the sale was consummated. Under the transfer agreement, San Jose received replacement parking spaces for its tenants in a near-by city-owned parking structure for a term of fifty-five years in addition to the aforementioned purchase price of $4,090,000. San Jose will recognize a gain of approximately $2,036,000 and $1,800,000, respectively, for financial reporting and Federal income tax purposes in 1996, of which approximately $1,018,000 and $900,000, respectively, will be allocable to the Partnership. Any distribution of such sale proceeds will be based upon the working capital needs of the Partnership and likely will include payments to state taxing authorities representing withholding on the gains allocable to the limited partners in the Partnership.

     During December 1995, San Jose entered into a non-binding letter of intent for the sale of the 190 San Fernando Building to an independent third party. In March 1996, the sale was consummated. The sale price of the building was $1,753,000, paid in cash at closing. San Jose will recognize a gain of approximately $789,000 for financial reporting purposes in 1996, of which approximately $394,500 will be allocable to the Partnership. San Jose will recognize a loss of approximately $12,000 for Federal income tax purposes in 1996 of which approximately $6,000 will be allocable to the Partnership. Any distribution of such sale proceeds will be based upon the working capital needs of the Partnership.

     The 190 Building and garage were classified as held for sale or disposition as of January 1, 1996 and therefore have not been subject to continued depreciation. The accompanying consolidated financial statements include the Partnership's share of operations of unconsolidated ventures which include approximately $20,000 and $56,000 of operations of such properties for the three months ended March 31, 1996 and 1995. Such assets had a net carrying value of approximately $3,006,000 at December 31, 1995.

     San Jose is undergoing a voluntary upgrade to the 130 Park Center Plaza building and the parking garage below the 100-130 buildings for seismic purposes. San Jose estimates the cost of the structural upgrade to be approximately $1,200,000 of which the Partnership's share is approximately $600,000. Such work should be completed by mid-1996.


PLAZA HERMOSA SHOPPING CENTER

     Occupancy at Plaza Hermosa at March 31, 1996 was approximately 95%. However, included in the occupancy is a tenant whose lease had expired in 1995 (approximately 6,800 square feet or 7% of the property) but remains in the center and pays rent pursuant to its original lease terms on a month-to-month basis. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. These anticipated costs upon re-leasing will result in a decrease in cash flow from operations over the near-term.


FIRST FINANCIAL

     From 1996 through 1998, leases at the First Financial office building representing 55% of the rentable square footage are scheduled to expire, not all of which are expected to renew. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. Occupancy in the first quarter decreased 7% primarily due to First Financial Group relocating to a smaller space. Merrill Lynch (11,294 square feet) entered into a lease for the vacated First Financial Group space and moved-in in April 1996.

     In order to finalize the two year loan extension that occurred in November 1995, the Partnership and its affiliated partner advanced in late 1995 approximately $4.1 million (approximately $2.5 million by the Partnership) to the joint venture to fund the required principal paydown and related loan fees. A capital call had been made on the unaffiliated joint venture partner for its share of the total required amount; however, the unaffiliated joint venture partner had indicated that it would not fund its required share. The Partnership and its affiliated partner have reached an agreement with the unaffiliated partner to settle this dispute through a modification of the joint venture agreement. The unaffiliated partner has become a limited partner as a result of this modification.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1996 and for the three months ended March 31, 1996 and 1995.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

     As of March 31, 1996, the Partnership had consolidated cash and cash equivalents of approximately $23,520,000, of which approximately $18,331,000 is held by the Partnership. Of the remaining $5,189,000, held by the Partnership's joint ventures, approximately $3,252,000 represents the Partnership's share of undistributed cash. These funds and the Partnership's cash are available for distributions to partners, tenant improvements, leasing commissions, and other capital expenditures at the Partnership's investment properties as described above. Additionally, the Partnership expects to make an additional distribution of $15 per interest on May 31, 1996 from sales proceeds which resulted from the sale of the 190 San Fernando building and one of the parking garages at the San Jose investment property as discussed in the Notes to Consolidated Financial Statements.

     In an effort to reduce partnership operating expenses, the Partnership will make semi-annual rather than quarterly distributions of available operating cash flow commencing with the 1996 distributions. After reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the near-term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at March 31, 1996 as compared to December 31, 1995 is primarily due to the receipt and temporary investment of a distribution of $1,713,000 from the San Jose unconsolidated venture a portion of which resulted from the sale of the 190 San Fernando building at San Jose.

     The increase in prepaid expenses at March 31, 1996 as compared to December 31, 1995 is primarily due to the prepayment of real estate taxes as required by the local taxing authorities, of approximately $416,000, at 40 Broad Street.

     The decrease in accounts payable at March 31, 1996 as compared to December 31, 1995 is primarily due to the payment in 1996 of certain earthquake repair costs at Topanga Plaza.

     The decrease in Partnership's share of operations of unconsolidated ventures for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to a refurbishment and modernization in 1996 of the San Jose fire safety systems.

     Mortgage and other interest decreased and venture partners' share of consolidated ventures' operations increased for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily due to the $4,000,000 loan paydown at First Financial in 1995.

     The Partnership's share of gain on sale of investment properties from unconsolidated venture of $1,412,610 in 1996 is due to the gain recognized on the sale of the 190 San Fernando building and one of the parking structures at the San Jose investment property.




PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                            1995                         1996
                                -------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1. Park Center Financial
    Plaza                                                          (3)
    San Jose, California . . .  74%      77%      76%       77%    85%

2. Topanga Plaza
    Los Angeles, California. .  95%      96%      96%       98%    98%

3. 40 Broad Street
    New York, New York . . . .  76%      77%      77%       77%    75%

4. Plaza Hermosa
    Shopping Center                                         (2)    (2)
    Hermosa Beach, California.  93%      93%      95%       93%    95%

5. First Financial Plaza
    Encino (Los Angeles),
    California (1) . . . . . .  89%      86%      88%       89%    82%


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

      (3)   Occupancy is now based on 410,000 square feet rather than 432,000 square feet due to the sale of the 190 San Fernando building in March 1996.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits

              3-A.   The Prospectus of the Partnership dated August
23, 1985 as supplemented December 9, 1985 and January 10, pursuant to Rules 424 (b) and 424 (c), as filed with the Commission is hereby incorporated herein by reference to Exhibit 3-A to the Partnership's report on Form 10-K for December 31, 1992 (File No. 0-16108) dated March 19, 1993.

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

              10-D. Third Amendment to amended and restated partnership agreement of JMB Encino Partnership L.P. dated April 24, 1996 between JMB First Financial Associates and Encino Plaza is filed herewith.

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


              JMB INCOME PROPERTIES, LTD. - XII

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:  GAILEN J. HULL
                        Gailen J. Hull, Senior Vice President
                   Date:May 10, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        GAILEN J. HULL
                        Gailen J. Hull, Principal Accounting Officer
                   Date:May 10, 1996