Form 10-Q/A
JMB INCOME PROPERTIES LTD XII
filed 1996-05-20
CIK 765813

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                  FORM 10Q/A

                                AMENDMENT NO. 1


               Filed pursuant to Section 12, 13, or 15(d) of the
                        Securities Exchange Act of 1934



                       JMB INCOME PROPERTIES, LTD. - XII
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)



                                            IRS Employer Identification

Commission File No. 0-16108                         No. 36-3337796






     The undersigned registrant hereby amends the following sections of its Report for the quarter ended March 31, 1996 on Form 10-Q as set forth in the pages attached hereto:


      ITEM 1.          FINANCIAL STATEMENTS - Pages 3 to 11
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Page 12
      EXHIBIT 27.      Page 17


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        JMB INCOME PROPERTIES, LTD. - XII

                        By:    JMB Realty Corporation
                               Managing General Partner



                               By:  GAILEN J. HULL
                                    Gailen J. Hull, Senior Vice President
                                    and Principal Accounting Officer




Dated:  May 20, 1996

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                      JMB INCOME PROPERTIES, LTD. - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                    MARCH 31, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                              MARCH 31,      DECEMBER 31,
                                                                                1996            1995
                                                                            -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .      $ 23,519,916     21,456,552
  Rents and other receivables, net of allowance for
    doubtful accounts of $728,881 at March 31,
    1996 and $784,652 at December 31, 1995. . . . . . . . . . . . . . .         2,550,077      2,542,548
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           633,075        260,164
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .           937,587        900,561
                                                                             ------------    -----------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .        27,640,655     25,159,825
                                                                             ------------    -----------
Investment properties, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20,494,992     20,494,992
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .       169,130,117    168,635,413
                                                                             ------------    -----------
                                                                              189,625,109    189,130,405
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .        53,771,307     52,390,756
                                                                             ------------    -----------
        Total investment properties, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . . .       135,853,802    136,739,649

Investment in unconsolidated ventures, at equity. . . . . . . . . . . .         6,263,459      6,412,066
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,405,353      7,639,146
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .         2,427,491      2,558,056
                                                                             ------------    -----------
                                                                             $179,590,760    178,508,742
                                                                             ============    ===========

                                      JMB INCOME PROPERTIES, LTD. - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED


                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                 ------------------------------------------

                                                                              MARCH 31,      DECEMBER 31,
                                                                                1996            1995
                                                                            -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .      $    793,637        746,306
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .         1,650,205      2,038,017
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .           592,782        510,622
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .           180,481          --
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .            23,455         23,320
                                                                             ------------    -----------
        Total current liabilities . . . . . . . . . . . . . . . . . . .         3,240,560      3,318,265
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           434,050        492,214
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .        88,464,694     88,670,160
                                                                             ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .        92,139,304     92,480,639
Venture partners' subordinated equity in ventures . . . . . . . . . . .        21,945,782     22,041,429
Partners' capital accounts:
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            11,123         11,123
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .           806,640        769,195
                                                                             ------------    -----------
                                                                                  817,763        780,318
                                                                             ------------    -----------
  Limited partners (189,684 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       171,306,452    171,306,452
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       (28,124,613)   (30,082,749)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (78,493,928)   (78,017,347)
                                                                             ------------    -----------
                                                                               64,687,911     63,206,356
                                                                             ------------    -----------
        Total partners' capital accounts. . . . . . . . . . . . . . . .        65,505,674     63,986,674
                                                                             ------------    -----------
                                                                             $179,590,760    178,508,742
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

                                      JMB INCOME PROPERTIES, LTD. - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)
                                                                                 1996           1995
                                                                            -------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 7,435,027      7,233,086
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . .           291,413        301,961
                                                                              -----------     ----------
                                                                                7,726,440      7,535,047
                                                                              -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . .         2,087,432      2,304,951
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,380,551      1,410,183
  Property operating expenses . . . . . . . . . . . . . . . . . . . . .         3,136,030      3,094,264
  Professional services . . . . . . . . . . . . . . . . . . . . . . . .            93,703         96,138
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . .           298,688        339,816
  General and administrative. . . . . . . . . . . . . . . . . . . . . .           100,495         57,076
                                                                              -----------     ----------
                                                                                7,096,899      7,302,428
                                                                              -----------     ----------
        Operating earnings (loss) . . . . . . . . . . . . . . . . . . .           629,541        232,619
Partnership's share of operations of unconsolidated
  ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           151,783        309,871
Venture partners' share of ventures' operations . . . . . . . . . . . .          (198,353)       (11,247)
                                                                              -----------     ----------
        Net operating earnings (loss) . . . . . . . . . . . . . . . . .           582,971        531,243
Partnership's share of gain on sale of investment
  properties of unconsolidated venture. . . . . . . . . . . . . . . . .         1,412,610          --
                                                                              -----------     ----------
        Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . .       $ 1,995,581        531,243
                                                                              ===========     ==========

                                       JMB INCOME PROPERTIES, LTD. - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                                 1996           1995
                                                                            -------------    -----------

        Net earnings (loss) per limited partnership interest:
          Net operating earnings (loss) . . . . . . . . . . . . . . . .       $      2.95           2.69
          Partnership's share of gain on sale of
            investment properties of unconsolidated
            venture . . . . . . . . . . . . . . . . . . . . . . . . . .              7.37          --
                                                                              -----------     ----------
              Net earnings (loss) . . . . . . . . . . . . . . . . . . .       $     10.32           2.69
                                                                              ===========     ==========
        Cash distributions per limited partnership interest . . . . . .       $      2.50           2.50
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

                                      JMB INCOME PROPERTIES, LTD. - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)
                                                                                  1996             1995
                                                                              ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,995,581         531,243
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,380,551       1,410,183
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        298,688         339,816
    Partnership's share of operations of unconsolidated
      ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (151,783)       (309,871)
    Partnership's share of gain on sale of investment
      properties of unconsolidated venture. . . . . . . . . . . . . . . . .     (1,412,610)          --
    Venture partners' share of ventures' operations . . . . . . . . . . . .        198,353          11,247
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .         (7,529)       (111,237)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (372,911)       (370,649)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (37,026)          --
    Casualty insurance receivable . . . . . . . . . . . . . . . . . . . . .          --            853,000
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        130,565          97,672
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (387,812)        284,449
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .         82,160           --
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .        180,481         188,975
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            135           2,424
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        (58,164)         (2,168)
                                                                              ------------     -----------
        Net cash provided by (used in) operating activities . . . . . . . .      1,838,679       2,925,084
                                                                              ------------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term
    investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --         12,645,234
  Additions to investment properties,
    net of related payables in 1995 . . . . . . . . . . . . . . . . . . . .       (494,704)       (568,454)
  Partnership's distributions from unconsolidated
    ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,713,000           --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        (64,895)       (258,592)
                                                                              ------------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .      1,153,401      11,818,188
                                                                              ------------     -----------

                                      JMB INCOME PROPERTIES, LTD. - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                  1996             1995
                                                                              ------------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .       (158,135)       (153,060)
  Advances from affiliate . . . . . . . . . . . . . . . . . . . . . . . . .          --           (435,000)
  Venture partners' contributions to venture. . . . . . . . . . . . . . . .          --             41,236
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .       (294,000)       (420,000)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .       (476,581)       (476,581)
                                                                              ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .       (928,716)     (1,443,405)
                                                                              ------------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .      2,063,364      13,299,867

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .     21,456,552       8,222,359
                                                                              ------------     -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . .   $ 23,519,916      21,522,226
                                                                              ============     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .   $  2,005,272       2,277,118
                                                                              ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .   $      --              --
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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are as follows:

                                                            Unpaid at
                                                            March 31,
                                     1996        1995         1996
                                   -------      ------    -------------
Property management
 and leasing fees . . . . . .      $23,411      17,988          --
Insurance commissions . . . .        9,399          17          --
Reimbursement
 (at cost) for
 out-of-pocket
 expenses . . . . . . . . . .        3,914       2,766         1,023
                                   -------      ------         -----
                                   $36,724      20,771         1,023
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


40 BROAD STREET

     Occupancy at the 40 Broad Street property was approximately 75% as of March 31, 1996. Tenant leases representing 12% of the property expire in 1996, not all of whom are expected to renew. In 1996, approximately $1,300,000 in tenant improvements and lease commissions have been budgeted as a result of continued leasing efforts at the property, of which the Partnership's share is approximately $891,000. The downtown New York City market remains extremely competitive due to the significant amount of space available.


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

     As of March 31, 1996, the Partnership had consolidated cash and cash equivalents of approximately $23,520,000, of which approximately $18,331,000 is held by the Partnership. Of the remaining $5,189,000, held by the Partnership's joint ventures, approximately $3,252,000 represents the Partnership's share of undistributed cash. These funds and the Partnership's cash are available for distributions to partners, tenant improvements, leasing commissions, and other expenditures including its share of the costs for a possible expansion and mall enhancement at Topanga Plaza Shopping Center and/or to reduce the letter of credit enhancing the loan at Plaza Hermosa Shopping Center as such letter of credit will require renegotiation or reissueance upon its expiration in December 1997. Additionally, the Partnership expects to make an additional distribution of $15 per interest on May 31, 1996 from sales proceeds which resulted from the sale of the 190 San Fernando building and one of the parking garages at the San Jose investment property as discussed in the Notes to Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at March 31, 1996 as compared to December 31, 1995 is primarily due to the receipt and temporary investment of a distribution of $1,713,000 from the San Jose unconsolidated venture, a portion of which resulted from the sale of the 190 San Fernando building at San Jose.

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

[ARTICLE] 5

[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE REGISTRANT'S FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS INCLUDED IN SUCH REPORT.

[/LEGEND]

[PERIOD-TYPE]          3-MOS
[FISCAL-YEAR-END]      DEC-31-1996
[PERIOD-END]           MAR-31-1996

[CASH]                       23,519,916
[SECURITIES]                       0
[RECEIVABLES]                 4,120,739
[ALLOWANCES]                       0
[INVENTORY]                        0
[CURRENT-ASSETS]             27,640,655
[PP&E]                      189,625,109
[DEPRECIATION]               53,771,307
[TOTAL-ASSETS]              179,590,760
[CURRENT-LIABILITIES]         3,240,560
[BONDS]                      88,464,694
[COMMON]                           0
[PREFERRED-MANDATORY]              0
[PREFERRED]                        0
[OTHER-SE]                   65,505,674
[TOTAL-LIABILITY-AND-EQUITY]179,590,760
[SALES]                       7,435,027
[TOTAL-REVENUES]              7,726,440
[CGS]                              0
[TOTAL-COSTS]                 4,815,269
[OTHER-EXPENSES]                194,198
[LOSS-PROVISION]                   0
[INTEREST-EXPENSE]            2,087,432
[INCOME-PRETAX]                 629,541
[INCOME-TAX]                       0
[INCOME-CONTINUING]             582,971
[DISCONTINUED]                1,412,610
[EXTRAORDINARY]                    0
[CHANGES]                          0
[NET-INCOME]                  1,995,581
[EPS-PRIMARY]                     10.32
[EPS-DILUTED]                     10.32
