Form 10-K/A
period 1995-12-31
JMB INCOME PROPERTIES LTD XII
filed 1996-05-28
CIK 765813

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549



                              FORM 10K/A

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





     The undersigned registrant hereby amends the following sections of its Report for December 31, 1995 on Form 10-K as set forth in the pages attached hereto:


                               PART III

    ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

                            Pages 50 to 52



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





Dated:  May 28, 1996






ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during 1994 and 1995.



                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB has responsibility for all aspects of the Partnership's operations. Effective December 31, 1995, ABPP Associates, L.P. acquired the general partnership interest in the Partnership of one of the Associate General Partners, Income Associates-XII, L.P. (which constituted substantially all of the assets of Income Associates-XII, L.P.). ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner, continues as an Associate General Partner of the Partnership. The limited partners of ABPP Associates, L.P. are generally officers, directors and affiliates of JMB or its affiliates. ABPP Associates, L.P. is also the sole general partner of Income Partners - XII, an Illinois limited partnership that is the other Associate General Partner of the Partnership.

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











                                  50

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

                                  51

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




                                  52