Form 10-Q
period 1996-06-30
JMB INCOME PROPERTIES LTD XII
filed 1996-08-13
CIK 765813

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended June 30, 1996 Commission file #0-16108



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




                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3

Item 2.  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations . . . . . . . . .     12




PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . .     14

Item 6.  Exhibits and Reports on Form 8-K. . . . . .     15








PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS

                              JUNE 30, 1996 AND DECEMBER 31, 1995

                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                                  JUNE 30,     DECEMBER 31,
                                                                    1996          1995
                                                                -------------  -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .   $ 21,906,748   21,456,552
  Rents and other receivables, net of allowance for
    doubtful accounts of $600,802 at June 30,
    1996 and $784,652 at December 31, 1995 . . . . . . . . . .      2,509,141    2,542,548
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .        130,031      260,164
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . .        977,365      900,561
                                                                 ------------  -----------
        Total current assets . . . . . . . . . . . . . . . . .     25,523,285   25,159,825
                                                                 ------------  -----------
Investment properties, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20,494,992   20,494,992
  Buildings and improvements . . . . . . . . . . . . . . . . .    169,491,750  168,635,413
                                                                 ------------  -----------
                                                                  189,986,742  189,130,405
  Less accumulated depreciation. . . . . . . . . . . . . . . .     54,846,233   52,390,756
                                                                 ------------  -----------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . .    135,140,509  136,739,649

Investment in unconsolidated ventures, at equity . . . . . . .      4,465,904    6,412,066
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      7,103,644    7,639,146
Accrued rents receivable . . . . . . . . . . . . . . . . . . .      2,300,747    2,558,056
                                                                 ------------  -----------
                                                                 $174,534,089  178,508,742
                                                                 ============  ===========

                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                          ------------------------------------------


Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $    812,534      746,306
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .      1,436,162    2,038,017
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .        626,882      510,622
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . .         66,442       23,320
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .      2,942,020    3,318,265
Tenant security deposits . . . . . . . . . . . . . . . . . . .        407,667      492,214
Long-term debt, less current portion . . . . . . . . . . . . .     88,254,333   88,670,160
                                                                 ------------  -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . .     91,604,020   92,480,639
Venture partners' subordinated equity in ventures. . . . . . .     20,842,822   22,041,429
Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .         11,123       11,123
    Cumulative net earnings (losses) . . . . . . . . . . . . .        822,409      769,195
                                                                 ------------  -----------
                                                                      833,532      780,318
                                                                 ------------  -----------
  Limited partners (189,684 interests):
    Capital contributions, net of offering costs . . . . . . .    171,306,452  171,306,452
    Cumulative net earnings (losses) . . . . . . . . . . . . .    (27,746,161) (30,082,749)
    Cumulative cash distributions. . . . . . . . . . . . . . .    (82,306,576) (78,017,347)
                                                                 ------------  -----------
                                                                   61,253,715   63,206,356
                                                                 ------------  -----------
        Total partners' capital accounts . . . . . . . . . . .     62,087,247   63,986,674
                                                                 ------------  -----------
                                                                 $174,534,089  178,508,742
                                                                 ============  ===========



                 See accompanying notes to consolidated financial statements.




                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                       THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                          (UNAUDITED)


                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30                   JUNE 30
                                         ----------------------------------------------------
                                               1996         1995        1996         1995
                                           -----------   ---------- -----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . $ 7,134,444    7,131,830  14,569,471   14,364,916
  Interest income. . . . . . . . . . . . .     278,627      340,896     570,040      642,857
                                           -----------   ---------- -----------   ----------
                                             7,413,071    7,472,726  15,139,511   15,007,773
                                           -----------   ---------- -----------   ----------
Expenses:
  Mortgage and other interest. . . . . . .   2,193,221    2,300,069   4,280,653    4,605,020
  Depreciation . . . . . . . . . . . . . .   1,074,926    1,398,419   2,455,477    2,808,602
  Property operating expenses. . . . . . .   3,298,310    2,908,392   6,434,340    6,002,656
  Professional services. . . . . . . . . .      61,157      129,471     154,860      225,609
  Amortization of deferred expenses. . . .     319,610      330,172     618,298      669,988
  General and administrative . . . . . . .     155,287      114,337     255,782      171,413
                                           -----------   ---------- -----------   ----------
                                             7,102,510    7,180,860  14,199,410   14,483,288
                                           -----------   ---------- -----------   ----------
        Operating earnings (loss). . . . .     310,560      291,866     940,101      524,485
Partnership's share of operations of
  unconsolidated ventures. . . . . . . . .      77,446      208,164     229,229      518,035
Venture partners' share of ventures'
  operations . . . . . . . . . . . . . . .       6,215      (97,184)   (192,138)    (108,431)
                                           -----------   ---------- -----------   ----------
        Net operating earnings (loss). . .     394,221      402,846     977,192      934,089
Partnership's share of gain on sale
  of investment properties of
  unconsolidated venture . . . . . . . . .       --           --      1,412,610        --
                                           -----------   ---------- -----------   ----------
        Net earnings (loss). . . . . . . . $   394,221      402,846   2,389,802      934,089
                                           ===========   ========== ===========   ==========

        Net earnings (loss) per limited
         partnership interest:
          Net operating earnings (loss). . $      2.00         2.04        4.95         4.73
          Partnership's share of gain on
            sale of investment properties
            of unconsolidated venture. . .       --           --           7.37        --
                                           -----------   ---------- -----------   ----------

              Net earnings (loss). . . . . $      2.00         2.04       12.32         4.73
                                           ===========   ========== ===========   ==========
        Cash distributions per
          limited partnership
          interest . . . . . . . . . . . . $     20.00         2.50       22.50         5.00
                                           ===========   ========== ===========   ==========




















                 See accompanying notes to consolidated financial statements.




                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                            SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                          (UNAUDITED)
                                                                      1996           1995
                                                                  ------------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . .$  2,389,802       934,089
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .   2,455,477     2,808,602
    Amortization of deferred expenses. . . . . . . . . . . . . . .     618,298       669,988
    Partnership's share of operations of unconsolidated
      ventures, net of distributions . . . . . . . . . . . . . . .   1,412,609       731,965
    Partnership's share of gain on sale of investment
      properties of unconsolidated venture . . . . . . . . . . . .  (1,412,610)        --
    Venture partners' share of ventures' operations. . . . . . . .     192,138       108,431
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . .      33,407      (238,627)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .     130,133      (641,566)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .     (76,804)      273,267
    Casualty insurance receivable. . . . . . . . . . . . . . . . .       --          853,000
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .     257,309        22,638
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .    (601,855)     (225,634)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .     116,260         --
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .       --           54,962
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .      43,122         6,823
    Tenant security deposits . . . . . . . . . . . . . . . . . . .     (84,547)         (204)
                                                                  ------------   -----------
        Net cash provided by (used in) operating activities. . . .   5,472,739     5,357,734
                                                                  ------------   -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term
    investments. . . . . . . . . . . . . . . . . . . . . . . . . .       --       (4,058,401)
  Additions to investment properties,
    net of related payables in 1995. . . . . . . . . . . . . . . .    (856,337)     (998,593)
  Partnership's distributions from unconsolidated
    ventures . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,946,162         --
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .     (82,796)     (461,078)
                                                                  ------------   -----------
        Net cash provided by (used in) investing activities. . . .   1,007,029    (5,518,072)
                                                                  ------------   -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .    (349,599)     (278,634)
  Advances from affiliate. . . . . . . . . . . . . . . . . . . . .       --         (435,000)
  Venture partners' contributions to venture . . . . . . . . . . .     100,648        41,236
  Distributions to venture partners. . . . . . . . . . . . . . . .  (1,491,392)   (1,154,400)
  Distributions to limited partners. . . . . . . . . . . . . . . .  (4,289,229)     (953,162)
                                                                  ------------   -----------
        Net cash provided by (used in) financing activities. . . .  (6,029,572)   (2,779,960)
                                                                  ------------   -----------
        Net increase (decrease) in cash and cash equivalents . . .     450,196    (2,940,298)

        Cash and cash equivalents, beginning of year . . . . . . .  21,456,552     8,222,359
                                                                  ------------   -----------
        Cash and cash equivalents, end of period . . . . . . . . .$ 21,906,748     5,282,061
                                                                  ============   ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$  4,331,502     4,563,673
                                                                  ============   ===========
  Non-cash investing and financing activities. . . . . . . . . . .$      --            --
                                                                  ============   ===========


















                 See accompanying notes to consolidated financial statements.




               JMB INCOME PROPERTIES, LTD. - XII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    JUNE 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 were as follows:

                                                   Unpaid at
                                                   June 30,
                              1996       1995        1996
                            --------    ------   -------------
Property management
 and leasing fees. . . . .  $ 37,486    35,608         --
Insurance commissions. . .    35,540    58,726         --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-
 related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties . .    66,225    61,892       59,622
                            --------   -------       ------
                            $139,251   156,226       59,622
                            ========   =======       ======

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred payment of their distri-butions of net cash flow and sales proceeds from the Partnership. The amount of such deferred distributions was approximately $7,942,000 as of June 30, 1996. All amounts deferred or currently payable do not bear interest.

40 BROAD STREET

     Occupancy at the 40 Broad Street property was approximately 78% as of June 30, 1996. Tenant leases representing approximately 8% of the property expire during the remainder of 1996, not all of whom are expected to renew.

In 1996, approximately $1,100,000 in tenant improvements and lease commissions have been budgeted as a result of continued leasing efforts at the property, of which the Partnership's share is approximately $754,000. To date, approximately $208,000 in tenant improvements and lease commissions have been incurred, of which the Partnership's share is approximately $143,000. The downtown New York City market remains extremely competitive due to the significant amount of space available.


SAN JOSE

     As previously reported in March 1996, the sale of one of the parking structures to the Redevelopment Agency of the City of San Jose was consummated. Under the transfer agreement, San Jose received replacement parking spaces for its tenants in a near-by city-owned parking structure for a term of fifty-five years in addition to the aforementioned purchase price of $4,090,000. San Jose will recognize a gain of approximately $2,036,000 and $1,800,000, respectively, for financial reporting and Federal income tax purposes in 1996, of which approximately $1,018,000 and $900,000, respectively, will be allocable to the Partnership.

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

     The 190 Building and garage were classified as held for sale or disposition as of January 1, 1996 and therefore have not been subject to continued depreciation. The accompanying consolidated financial statements include the Partnership's share of operations of unconsolidated ventures which include approximately $20,000 and $46,000 of operations of such properties for the six months ended June 30, 1996 and 1995. Such assets had a net carrying value of approximately $3,006,000 at December 31, 1995.

     As of the date of this report, San Jose has completed a voluntary upgrade to the 130 Park Center Plaza building and the parking garage below the 100-130 buildings for seismic purposes. The cost of the structural upgrade was approximately $1,200,000 of which the Partnership's share was approximately $600,000.


PLAZA HERMOSA SHOPPING CENTER

     Occupancy at Plaza Hermosa at June 30, 1996 was approximately 93%. However, included in the occupancy is a tenant, currently in bankruptcy, whose lease had expired in 1995 (approximately 6,800 square feet or 7% of the property) but remains in the center and pays rent pursuant to its original lease terms on a month-to-month basis. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. These anticipated costs upon re-leasing will result in a decrease in cash flow from operations over the near-term.


FIRST FINANCIAL

     In August 1996, the joint venture entered into a contract with an unaffiliated third-party to sell its interest in the First Financial office building for a sale price of $37,900,000, before selling expenses and prorations. Approximately $13,200,000 is due at closing (which includes the assumption by the buyer of the mortgage loan with a current balance of approximately $24,700,000). The sale is expected to close during the third quarter of 1996 and is subject to several contingencies, including the mortgage lender's approval. There can be no assurance that the sale of the property will be consummated, nor can there by any assurance that the sale will be consummated under the terms outlined above. The sale, if consummated, would result in a gain for Federal income tax and financial reporting purposes.

     From 1996 through 1998, leases at the First Financial office building representing 38%, excluding Pepperdine University, of the rentable square footage are scheduled to expire, not all of which are expected to renew. Pepperdine University recently executed a lease renewal of its space of approximately 32,000 square feet, which represents 15% of the building's net rentable area, prior to its December 1996 lease expiration. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. Occupancy decreased since December 31, 1995 primarily due to two tenants moving out prior to the expiration of their leases, but such tenants are current with respect to their lease obligations.

     In order to finalize the two year loan extension of the property's mortgage loan that occurred in November 1995, the Partnership and its affiliated partner advanced in late 1995 approximately $4.1 million (approximately $2.6 million by the Partnership) to the joint venture to fund the required principal paydown and related loan fees. A capital call had been made on the unaffiliated joint venture partner for its share of the total required amount: however, the unaffiliated joint venture partner indicated that it did not intend to fund its required share. The Partnership and its affiliated partner reached an agreement with the unaffiliated partner to modify the joint venture agreement. The unaffiliated partner has become a limited partner as a result of this modification.

     The property was classified as held for sale or disposition as of April 1, 1996, and therefore, has not been subject to continued depreciation. The accompanying consolidated financial statements include $1,436,683 and $1,477,903 of revenues and $1,465,525 and $1,649,995 of operating expenses for the three months ended June 30, 1996 and June 30, 1995, respectively.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995.





PART I.  FINANCIAL INFORMATION
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

     During the second quarter some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 9,169 Interests in the Partnership at between $150 and $170 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 2,009 Interests being purchased by such unaffiliated third party pursuant to such offer.
In addition, the Partnership has, from time to time, received inquiries from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers.
The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests. Expenses incurred in connection with the previous tender offers and additional potential tender offers for Interests are expected to increase Partnership operating expenses in the third quarter.

     As of June 30, 1996, the Partnership had consolidated cash and cash equivalents of approximately $21,907,000, of which approximately $18,428,000 is held by the Partnership. Of the remaining $3,479,000 (held by the Partnership's consolidated joint ventures) approximately $2,139,000 represents the Partnership's share of undistributed cash. These funds and the Partnership's cash are available for distributions to partners, tenant improvements, leasing commissions, and other expenditures including its share of the costs for a possible expansion and mall enhancement at Topanga Plaza Shopping Center and/or to reduce the letter of credit enhancing the $6,400,000 loan at Plaza Hermosa Shopping Center as such letter of credit will require renegotiation or reissuance upon its expiration in December 1997.

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

RESULTS OF OPERATIONS

     The increase in buildings and improvements at June 30, 1996 as compared to December 31, 1995 is due to tenant improvements at the First Financial, 40 Broad Street and Topanga Plaza investment properties.

     The decrease in investment in unconsolidated ventures, at equity at June 30, 1996 as compared to December 31, 1995 is due to the receipt of approximately $3,600,000 in distributions from the Partnership's unconsolidated ventures, partially offset by approximately $1,600,000 representing the Partnership's share of income accrued from such unconsolidated ventures.

     The decrease in accounts payable at June 30, 1996 as compared to December 31, 1995 is primarily due to the payment in 1996 of certain earthquake repair costs at Topanga Plaza.

     The decrease in venture partners' subordinated equity in ventures at June 30, 1996 as compared to December 31, 1995 is primarily due to net distributions of approximately $1,200,000 to the venture partners.

     Depreciation expense decreased for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 primarily due to the provision for value impairment recorded at the Plaza Hermosa investment property at September 30, 1995.

     The increases in general and administrative expenses for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 are attributable primarily to the timing of the recognition of costs for certain outsourcing services, the recognition of certain prior year reimbursable costs to affiliates of the General Partners and the timing of the recognition of certain printing costs in 1996.

     The decrease in Partnership's share of operations of unconsolidated ventures for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to a refurbishment and modernization in 1996 of the San Jose investment properties' fire safety systems.

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

                                            1995                         1996
                                -------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1. Park Center Financial
    Plaza                                                          (3)    (3)
    San Jose, California . . .  74%      77%      76%       77%    85%    85%

2. Topanga Plaza
    Los Angeles, California. .  95%      96%      96%       98%    98%    94%

3. 40 Broad Street
    New York, New York . . . .  76%      77%      77%       77%    75%    78%

4. Plaza Hermosa
    Shopping Center                                         (2)    (2)    (2)
    Hermosa Beach, California.  93%      93%      95%       93%    95%    93%

5. First Financial Plaza
    Encino (Los Angeles),
    California (1) . . . . . .  89%      86%      88%       89%    82%    83%


      (1)   The percentage represents physical occupancy.  Mitsubishi (8,109 square feet) vacated its space in
July 1993 prior to its lease expiration of January 1997 and continues to pay rent pursuant to its lease obligation.

      (2)   The percentage represents physical occupancy.  Approximately 6,800 square feet is occupied by a tenant now in bankruptcy whose lease expired during 1995 but continues to occupy its space pursuant to its original lease terms.

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

              3-C.   Acknowledgement of rights and duties of the
General Partners of the Partnership between ABPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is filed herewith.

              4-A.   Mortgage loan agreement between Topanga and
Connecticut General Life Insurance Company dated January 31, 1992 relating to Topanga Plaza in Los Angeles, California is hereby incorporated herein by reference to Exhibit 4-A to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-16108) dated March 19, 1993.

              4-B.   Amended and restated mortgage loan agreement
between First Financial and The Prudential Insurance Company of America dated November 21, 1995 relating to First Financial Plaza in Encino, California is hereby incorporated herein by reference to the Partnership's report for December 31, 1995 on Form 10-K (File No. 0-16108) dated March 25, 1996.

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

              10-D. Third Amendment to amended and restated partnership agreement of JMB Encino Partnership L.P. dated April 24, 1996 between JMB First Financial Associates and JMB Encino Partnership are hereby incorporated by reference to the Partnership's report on Form 10-Q (File No. 0-16108) dated May 10, 1996.

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


              JMB INCOME PROPERTIES, LTD. - XII

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:  GAILEN J. HULL
                        Gailen J. Hull, Senior Vice President
                   Date:August 9, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        GAILEN J. HULL
                        Gailen J. Hull, Principal Accounting Officer
                   Date:August 9, 1996