Form 10-Q
period 1996-09-30
JMB INCOME PROPERTIES LTD XII
filed 1996-11-14
CIK 765813

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended September 30, 1996Commission file #0-16108



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




                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3

Item 2.  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations . . . . . . . . .     12




PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . .     15

Item 6.  Exhibits and Reports on Form 8-K. . . . . .     16








PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    1996          1995
                                                                -------------  -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .   $ 31,202,848   21,456,552
  Rents and other receivables, net of allowance for
    doubtful accounts of $260,217 at September 30,
    1996 and $784,652 at December 31, 1995 . . . . . . . . . .      1,814,873    2,542,548
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .        579,361      260,164
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . .      1,015,656      900,561
                                                                 ------------  -----------
        Total current assets . . . . . . . . . . . . . . . . .     34,612,738   25,159,825
                                                                 ------------  -----------
Investment properties, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13,447,734   20,494,992
  Buildings and improvements . . . . . . . . . . . . . . . . .    132,460,593  168,635,413
                                                                 ------------  -----------
                                                                  145,908,327  189,130,405
  Less accumulated depreciation. . . . . . . . . . . . . . . .     44,702,207   52,390,756
                                                                 ------------  -----------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . .    101,206,120  136,739,649

Investment in unconsolidated ventures, at equity . . . . . . .      4,559,675    6,412,066
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      6,630,560    7,639,146
Accrued rents receivable . . . . . . . . . . . . . . . . . . .      1,450,614    2,558,056
                                                                 ------------  -----------
                                                                 $148,459,707  178,508,742
                                                                 ============  ===========

                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                          ------------------------------------------

Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $    447,143      746,306
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .      2,021,044    2,038,017
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .        504,191      510,622
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . .         30,434       23,320
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .      3,002,812    3,318,265
Tenant security deposits . . . . . . . . . . . . . . . . . . .        195,990      492,214
Long-term debt, less current portion . . . . . . . . . . . . .     63,749,736   88,670,160
                                                                 ------------  -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . .     66,948,538   92,480,639
Venture partners' subordinated equity in ventures. . . . . . .     17,050,633   22,041,429
Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .         11,123       11,123
    Cumulative net earnings (losses) . . . . . . . . . . . . .        869,677      769,195
                                                                 ------------  -----------
                                                                      880,800      780,318
                                                                 ------------  -----------
  Limited partners (189,684 interests):
    Capital contributions, net of offering costs . . . . . . .    171,306,452  171,306,452
    Cumulative net earnings (losses) . . . . . . . . . . . . .    (25,420,140) (30,082,749)
    Cumulative cash distributions. . . . . . . . . . . . . . .    (82,306,576) (78,017,347)
                                                                 ------------  -----------
                                                                   63,579,736   63,206,356
                                                                 ------------  -----------
        Total partners' capital accounts . . . . . . . . . . .     64,460,536   63,986,674
                                                                 ------------  -----------
                                                                 $148,459,707  178,508,742
                                                                 ============  ===========



                 See accompanying notes to consolidated financial statements.




                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                          (UNAUDITED)

                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30              SEPTEMBER 30
                                         ----------------------------------------------------
                                               1996         1995        1996         1995
                                           -----------   ---------- -----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . $ 7,379,950   10,303,525  21,949,421   24,668,441
  Interest income. . . . . . . . . . . . .     297,925      363,073     867,965    1,005,930
                                           -----------   ---------- -----------   ----------
                                             7,677,875   10,666,598  22,817,386   25,674,371
                                           -----------   ---------- -----------   ----------
Expenses:
  Mortgage and other interest. . . . . . .   1,870,157    2,226,549   6,150,810    6,831,569
  Depreciation . . . . . . . . . . . . . .   1,095,958    1,496,163   3,551,435    4,304,765
  Property operating expenses. . . . . . .   3,082,467    3,187,195   9,516,807    9,189,851
  Professional services. . . . . . . . . .      91,256        1,815     246,116      227,424
  Amortization of deferred expenses. . . .     269,435      332,764     887,733    1,002,752
  General and administrative . . . . . . .     102,361      151,975     358,143      323,388
  Provision for value impairment . . . . .       --       5,500,000       --       5,500,000
                                           -----------   ---------- -----------   ----------
                                             6,511,634   12,896,461  20,711,044   27,379,749
                                           -----------   ---------- -----------   ----------
        Operating earnings (loss). . . . .   1,166,241   (2,229,863)  2,106,342   (1,705,378)
Partnership's share of operations of
  unconsolidated ventures. . . . . . . . .      93,771     (161,363)    323,000      356,672
Venture partners' share of ventures'
  operations . . . . . . . . . . . . . . .    (475,486)  (1,213,874)   (667,624)  (1,322,305)
                                           -----------   ---------- -----------   ----------
        Net operating earnings (loss). . .     784,526   (3,605,100)  1,761,718   (2,671,011)
Partnership's share of gain on sale
  of investment properties of
  unconsolidated venture . . . . . . . . .       --           --      1,412,610        --
Gain on sale of investment property,
  net of venture partner's share of
  $1,256,668 . . . . . . . . . . . . . . .   1,588,763        --      1,588,763        --
                                           -----------   ---------- -----------   ----------
        Net earnings (loss). . . . . . . . $ 2,373,289   (3,605,100)  4,763,091   (2,671,011)
                                           ===========   ========== ===========   ==========

        Net earnings (loss) per limited
         partnership interest:
          Net operating earnings (loss). . $      3.97       (18.25)       8.92       (13.52)
          Partnership's share of gain on
            sale of investment properties
            of unconsolidated venture. . .       --           --           7.37        --
          Gain on sale of investment
            property net of venture
            partner's share. . . . . . . .        8.29        --           8.29        --
                                           -----------   ---------- -----------   ----------

              Net earnings (loss). . . . . $     12.26       (18.25)      24.58       (13.52)
                                           ===========   ========== ===========   ==========
        Cash distributions per
          limited partnership
          interest . . . . . . . . . . . . $     --            2.50       22.50         7.50
                                           ===========   ========== ===========   ==========

















                 See accompanying notes to consolidated financial statements.




                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                         NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                          (UNAUDITED)
                                                                      1996           1995
                                                                  ------------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . .$  4,763,091    (2,671,011)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .   3,551,435     4,304,765
    Amortization of deferred expenses. . . . . . . . . . . . . . .     887,733     1,002,752
    Partnership's share of operations of unconsolidated
      ventures . . . . . . . . . . . . . . . . . . . . . . . . . .    (323,000)     (356,672)
    Partnership's share of gain on sale of investment
      properties of unconsolidated venture . . . . . . . . . . . .  (1,412,610)        --
    Venture partners' share of ventures' operations and gain on sale 1,924,292     1,322,305
    Total gain on sale of investment property. . . . . . . . . . .  (2,845,431)        --
    Provision for value impairment . . . . . . . . . . . . . . . .       --        5,500,000
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . .     595,451      (383,656)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .    (319,197)     (434,988)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .    (115,095)      199,967
    Casualty insurance receivable. . . . . . . . . . . . . . . . .       --          853,000
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .     356,012       (63,325)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .     (16,973)   (1,033,916)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .      (6,431)      508,869
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .       --          241,487
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .      41,312       (53,952)
    Tenant security deposits . . . . . . . . . . . . . . . . . . .    (322,499)       (9,039)
                                                                  ------------   -----------
        Net cash provided by (used in) operating activities. . . .   6,758,090     8,926,586
                                                                  ------------   -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term
    investments. . . . . . . . . . . . . . . . . . . . . . . . . .       --       12,223,613
  Additions to investment properties,
    net of related payables in 1995. . . . . . . . . . . . . . . .  (1,409,730)   (1,206,974)
  Cash proceeds on sale of investment property . . . . . . . . . .  13,017,039        --
  Partnership's distributions from unconsolidated
    ventures . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,588,000     1,250,000
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .    (487,754)     (554,495)
                                                                  ------------   -----------
        Net cash provided by (used in) investing activities. . . .  14,707,555    11,712,144
                                                                  ------------   -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .    (515,032)     (438,726)
  Advances from affiliate. . . . . . . . . . . . . . . . . . . . .       --         (435,000)
  Venture partners' contributions to venture . . . . . . . . . . .     100,648        42,811
  Distributions to venture partners. . . . . . . . . . . . . . . .  (7,015,736)   (1,463,400)
  Distributions to limited partners. . . . . . . . . . . . . . . .  (4,289,229)   (1,429,743)
                                                                  ------------   -----------
        Net cash provided by (used in) financing activities. . . . (11,719,349)   (3,724,058)
                                                                  ------------   -----------
        Net increase (decrease) in cash and cash equivalents . . .   9,746,296    16,914,672

        Cash and cash equivalents, beginning of year . . . . . . .  21,456,552     8,222,359
                                                                  ------------   -----------
        Cash and cash equivalents, end of period . . . . . . . . .$ 31,202,848    25,137,031
                                                                  ============   ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$  6,157,241     6,322,700
                                                                  ============   ===========
  Non-cash investing and financing activities:
    Total sales proceeds from sale of investment property,
       net of selling expenses . . . . . . . . . . . . . . . . . .$ 37,721,594         --
      Principal balance due on mortgage payable. . . . . . . . . . (24,704,555)        --
                                                                  ------------   -----------
        Cash proceeds from sale of investment property,
          net of selling expenses. . . . . . . . . . . . . . . . .$ 13,017,039         --
                                                                  ============   ===========













                 See accompanying notes to consolidated financial statements.




               JMB INCOME PROPERTIES, LTD. - XII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SEPTEMBER 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1996 and for the nine months ended September 30, 1996 and 1995 were as follows:

                                                   Unpaid at
                                                 September 30,
                              1996       1995        1996
                            --------    ------   -------------
Property management
 and leasing fees. . . . .  $ 76,190    49,150         --
Insurance commissions. . .    33,233    70,488         --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-
 related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties . .    98,667   177,690       83,623
                            --------   -------       ------
                            $208,090   297,328       83,623
                            ========   =======       ======

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred payment of their distributions of net cash flow and sales proceeds from the Partnership. The amount of such deferred distributions was approximately $7,942,000 as of September 30, 1996. All amounts deferred or currently payable do not bear interest.

40 BROAD STREET

     Occupancy of this property increased to 81%, up from 78% at the end of the previous quarter due to the move-in of two new tenants. For the remainder of the year, leases covering approximately 25,000 square feet or approximately 10% of the building's leasable square footage expire and it is expected that the tenants will vacate. The manager has signed leases with two tenants totaling approximately 22,000 square feet or approximately 9% of the building. The Lower Manhattan market remains very competitive. However, as evidenced by recent leasing at the property, leasing activity has improved. Effective rental rates achieved remain depressed. The property is expected to produce a small amount of cash flow for the Partnership and its affiliated partner in 1996.


SAN JOSE

     In March 1996, the sale of one of the parking structures in the San Jose Plaza office complex to the Redevelopment Agency of the City of San Jose was consummated pursuant to a negotiated agreement to resolve an eminent domain action. Under the transfer agreement, San Jose received replacement parking spaces for its tenants in a near-by city-owned parking structure for a term of fifty-five years in addition to the purchase price of $4,090,000. San Jose will recognize a gain of approximately $2,036,000 and $1,857,000, respectively, for financial reporting and Federal income tax purposes in 1996, of which approximately $1,018,000 and $928,000, respectively, will be allocable to the Partnership.

     In March 1996, San Jose sold the 190 San Fernando Building to an independent third party. The sale price of the building was $1,753,000, paid in cash at closing. San Jose will recognize a gain of approximately $789,000 and $21,000, respectively, for financial reporting purposes and Federal income tax purposes in 1996, of which approximately $394,500 and $10,500, respectively, will be allocable to the Partnership.

     The 190 San Fernando Building and the parking structure were classified as held for sale or disposition as of January 1, 1996 and therefore have not been subject to continued depreciation. The accompanying consolidated financial statements include the Partnership's share of operations of unconsolidated ventures which include approximately $20,000 and $5,000 of operations of such properties for the nine months ended September 30, 1996 and 1995. Such assets had a net carrying value of approximately $3,006,000 at December 31, 1995.

     San Jose has completed a voluntary upgrade to the 130 Park Center Plaza building and the parking garage below the 100-130 buildings for seismic purposes. The cost of the structural upgrade was approximately $1,200,000 of which the Partnership's share was approximately $600,000.


PLAZA HERMOSA SHOPPING CENTER

     Occupancy at Plaza Hermosa at September 30, 1996 was approximately 92%. However, included in the occupancy percentage is a tenant, currently in bankruptcy, whose lease had expired in 1995 (approximately 6,800 square feet or 7% of the property) but remains in the center and pays rent pursuant to its original lease terms on a month-to-month basis. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. These anticipated costs upon re-leasing will result in a decrease in cash flow from operations over the near-term. Although the Partnership has begun marketing the property for sale, there can be no assurance any such sale will be finalized in the near-term.

FIRST FINANCIAL

     On September 11, 1996, the joint venture sold the First Financial office building to an unaffiliated third-party for a sale price of $37,900,000, before selling expenses and prorations. The joint venture received approximately $13,000,000 of net sale proceeds (which reflected the assumption by the buyer of the mortgage loan with a current balance of approximately $24,700,000), substantially all of which was allocable to JMB/First Financial pursuant to the Encino Venture agreement. The sale resulted in approximately $2,845,000 of gain for financial reporting purposes in 1996, of which approximately $1,589,000 was allocated to the Partnership.

     In order to finalize the two year loan extension of the property's mortgage loan in November 1995, the Partnership and its affiliated partner loaned in late 1995 $4.0 million (approximately $2.5 million by the Partnership) to the joint venture to fund the required principal payment. A capital call had been made on the unaffiliated joint venture partner for its share of the total required amount; however, the unaffiliated joint venture partner indicated that it did not intend to fund its required share. The Partnership and its affiliated partner reached an agreement with the unaffiliated partner to modify the joint venture agreement. In April of 1996, the unaffiliated partner became a limited partner as a result of this modification.

     The property was classified as held for sale or disposition as of April 1, 1996, and therefore, has not been subject to continued depreciation. The accompanying consolidated financial statements include approximately $3,915,000 and $4,676,000 of revenues and $3,546,000 and $4,828,000 of operating expenses with respect to the property for the nine months ended September 30, 1996 and 1995, respectively. The property had a net carrying value of $33,604,000 at December 31, 1995.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995.





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

     As of September 30, 1996, the Partnership had consolidated cash and cash equivalents of approximately $31,203,000, of which approximately $27,654,000 is held by the Partnership. Of the remaining $3,549,000 (held by the Partnership's consolidated joint ventures) approximately $2,117,000 represents the Partnership's share of undistributed cash. These funds and the Partnership's cash are available for distributions to partners, tenant improvements, leasing commissions, and other expenditures including its share of the costs for a possible expansion and mall enhancement at Topanga Plaza Shopping Center and/or to reduce the letter of credit enhancing the $6,400,000 loan at Plaza Hermosa Shopping Center as such letter of credit will require renegotiation or reissuance upon its expiration in December 1997. The Partnership anticipates making a distribution of sale proceeds of $42 per Interest from the sale of the First Financial Plaza office building in November 1996.

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

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at September 30, 1996 as compared to December 31, 1995 is primarily due to the temporary investment of approximately $8,100,000 of sales proceeds received by the Partnership as a result of the sale of the First Financial office building in September 1996.

     The decreases in rents and other receivables, land, buildings and improvements, accumulated depreciation, deferred expenses, accrued rents receivable, current portion of long-term debt, tenant security deposits, long-term debt less current portion and venture partners' subordinated equity in ventures at September 30, 1996 as compared to December 31, 1995 are primarily due to the sale of the First Financial office building in September 1996. The decrease in buildings and improvements was partially offset by approximately $823,000 of tenant improvements at the 40 Broad Street and Topanga Plaza investment properties.

     The increase in prepaid expenses at September 30, 1996 as compared to December 31, 1995 is primarily due to the prepayment of real estate tax and insurance expenses at the 40 Broad Street and Topanga Plaza investment properties.

     The decrease in investment in unconsolidated ventures, at equity at September 30, 1996 as compared to December 31, 1995 is due to the receipt of approximately $3,600,000 in distributions from the Partnership's unconsolidated venture, partially offset by approximately $1,700,000 representing the Partnership's share of income from such unconsolidated venture.

     The decreases in rental income and venture partners' share of ventures' operations for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 are primarily due to the receipt of insurance proceeds of approximately $2,800,000, in the third quarter of 1995, relating to business interruption at the Topanga Plaza investment property following the earthquake in early 1994.

     The decrease in interest income for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to higher average invested balances in U.S. Government obligations and higher effective yields earned on such investments in 1995.

     Mortgage and other interest decreased for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 primarily due to the sale of the First Financial office building in September 1996 and the $4,000,000 loan paydown at First Financial in 1995.

     Depreciation expense and amortization of deferred expenses decreased for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 primarily due to First Financial being classified as held for sale as of April 1, 1996 and the provision for value impairment recorded at the Plaza Hermosa investment property at September 30, 1995.

     The increase in professional services for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to expenses incurred in connection with tender offer matters as discussed above.

     The decreases in general and administrative expenses for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 are attributable primarily to the timing of the recognition of costs for certain outsourcing services, the recognition of certain prior year reimbursable costs to affiliates of the General Partners and the timing of the recognition of certain printing costs in 1996.

     The provision for value impairment of $5,500,000 in 1995 is due to the Partnership recording a provision for value impairment at the Plaza Hermosa investment property at September 30, 1995.

     The increase in Partnership's share of operations of unconsolidated ventures for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 is primarily due to the write-off of receivables in 1995 related to a certain tenant at the San Jose investment property.

     The Partnership's share of gain on sale of investment properties from unconsolidated venture of $1,412,610 in 1996 is due to the gain recognized on the sale of the 190 San Fernando building and one of the parking structures at the San Jose investment property.

     The gain on sale of investment property of $1,588,763 in 1996 is due to the gain on the sale of the First Financial investment property in September 1996.





PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                            1995                         1996
                                -------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1. Park Center Financial
    Plaza                                                          (2)    (2)     (2)
    San Jose, California . . .  74%      77%      76%       77%    85%    85%     87%

2. Topanga Plaza
    Los Angeles, California. .  95%      96%      96%       98%    98%    94%     98%

3. 40 Broad Street
    New York, New York . . . .  76%      77%      77%       77%    75%    78%     81%

4. Plaza Hermosa
    Shopping Center                                         (1)    (1)    (1)     (1)
    Hermosa Beach, California.  93%      93%      95%       93%    95%    93%     92%

5. First Financial Plaza
    Encino (Los Angeles),
    California . . . . . . . .  89%      86%      88%       89%    82%    83%     N/A

      An "N/A" indicates that the property was sold and not owned by the Partnership at the end of the quarter.

      (1)   The percentage represents physical occupancy.  Approximately 6,800 square feet is occupied by a tenant, now in bankruptcy, whose lease expired during 1995 but continues to operate and occupy its space pursuant to its original lease terms.

      (2)   Occupancy is now based on 410,000 square feet rather than 432,000 square feet due to the sale of the 190 San Fernando building in March 1996.





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits

              3-A.   The Prospectus of the Partnership dated August
23, 1985 as supplemented December 9, 1985 and January 10, pursuant to Rules 424 (b) and 424 (c), as filed with the Commission is hereby incorporated herein by reference to Exhibit 3-A to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-16108) dated March 19, 1993.

              3-B.   Amended and Restated Agreement of Limited
Partnership set forth as Exhibit A to the Prospectus, which agreement is hereby incorporated herein by reference to Exhibit 3-B to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-16108) dated March 19, 1993.

              3-C.   Acknowledgement of rights and duties of the
General Partners of the Partnership between ABPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is hereby incorporated herein by reference to the Partnership's report for June 30, 1996 on Form 10-Q (File No. 0-16108) dated August 9, 1996.

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

              4-C.   Mortgage loan modification agreement between
Topanga and Connecticut General Life Insurance dated January 31, 1993 relating to Topanga Plaza in Los Angeles, California is hereby incorporated herein by reference to Exhibit 4 of the Partnership's report for September 30, 1993 on Form 10-Q (File No. 0-16108) dated November 11, 1993.

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

              10-E. Purchase Agreement and Amendments thereto dated August 9, 1996 relating to the sale of First Financial Plaza by JMB Encino Partnership, L.P. are hereby incorporated herein by reference to the Partnership's report for September 11, 1996 on Form 8-K (File No. 0-16108) dated September 26, 1996.

              27.    Financial Data Schedule

      (b) The following report on Form 8-K has been filed during the last quarter of the period covered by this report:

              (i) The Partnership's report on Form 8-K (File No. 0-01618) for September 11, 1996 (describing the sale of the First Financial Plaza in Encino (Los Angeles), California), was filed. This report was dated September 26, 1996.






                          SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              JMB INCOME PROPERTIES, LTD. - XII

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:  GAILEN J. HULL
                        Gailen J. Hull, Senior Vice President
                   Date:November 8, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        GAILEN J. HULL
                        Gailen J. Hull, Principal Accounting Officer
                   Date:November 8, 1996