Form 10-K405
period 1996-12-31
JMB INCOME PROPERTIES LTD XII
filed 1997-03-31
CIK 765813

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1996                      Commission file no. 0-16108


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





                               TABLE OF CONTENTS



                                                               Page
                                                               ----
PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . .    1

Item 2.       Properties . . . . . . . . . . . . . . . . . . .    4

Item 3.       Legal Proceedings. . . . . . . . . . . . . . . .    6

Item 4.       Submission of Matters to a
              Vote of Security Holders . . . . . . . . . . . .    6


PART II

Item 5.       Market for the Partnership's Limited Partnership
              Interests and Related Security Holder Matters. .    6

Item 6.       Selected Financial Data. . . . . . . . . . . . .    7

Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations. .   11

Item 8.       Financial Statements and Supplementary Data. . .   17

Item 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure . . . . .   45


PART III

Item 10.      Directors and Executive Officers
              of the Partnership . . . . . . . . . . . . . . .   45

Item 11.      Executive Compensation . . . . . . . . . . . . .   48

Item 12.      Security Ownership of Certain Beneficial
              Owners and Management. . . . . . . . . . . . . .   49

Item 13.      Certain Relationships and Related Transactions .   50


PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K. . . . . . . . . . . . .   50


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . .   53
















                                       i




                                    PART I


ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title and/or through joint venture partnership interests. The Partnership's real estate investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials, or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership agreement, the Partnership is required to terminate no later than October 31, 2035. The Partnership is self-liquidating in nature. Upon sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:





                                                           SALE OR DISPOSITION
                                                             DATE OR IF OWNED
                                                           AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                          DATE OF      ORIGINAL INVESTED
    AND LOCATION (d)               SIZE        PURCHASE   CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP
----------------------          ----------     --------   ----------------------         ---------------------
1. Park Center
    Financial Plaza
    office buildings
    San Jose,
    California . . . . .         432,000       06/20/85             27%                  fee ownership of land and
                                  sq.ft.                                                 improvements (through
                                  n.r.a.                                                 joint venture partnership)
                                                                                         (c)(g)
2. Topanga Plaza
    shopping center
    Los Angeles,
    California . . . . .         360,000       12/31/85             20%                  fee ownership of land and
                                  sq.ft.                                                 improvements (through
                                  g.l.a.                                                 joint venture partnership)
                                                                                         (b)(c)(d)(e)
3. 40 Broad Street
    office building
    New York, New York .         247,800       12/31/85             29%                  fee ownership of land and
                                  sq.ft.                                                 improvements (through joint
                                  n.r.a.                                                 venture partnership) (c)(d)
4. Plaza Hermosa
    Shopping Center
    Hermosa Beach,
    California . . . . .          94,900       09/03/86             8%                   fee ownership of land and
                                  sq.ft.                                                 improvements (b)(d)
                                  g.l.a.
5. Mid Rivers Mall
    shopping center
    St. Peters
    (St. Louis),
    Missouri . . . . . .         323,100       12/12/86           1/30/92                fee ownership of land and
                                  sq.ft.                                                 improvements (through
                                  g.l.a.                                                 joint venture partnership)
6. First Financial
    Plaza
    office building
    Encino,
    California . . . . .         216,000       05/20/87           9/11/96                fee ownership of land and
                                  sq.ft.                                                 improvements (through joint
                                  n.r.a.                                                 venture partnership)
                                                                                         (c)(f)





---------------

      (a) The computation of this percentage for properties held at December 31, 1996 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

      (b) Reference is made to the Notes and to Schedule III filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

      (c) Reference is made to the Notes for a description of the joint venture partnership through which the Partnership has made this real property investment.

      (d) Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

      (e) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

      (f) The joint venture sold this property. Reference is made to the Notes for a further description of such sale.

      (g) In March 1996, the joint venture sold the 190 San Fernando building, one of the buildings in the Park Center Financial Plaza office complex comprising approximately 5% of the total occupied space, to an independent third party, and transferred title to one of the parking garages to the City of San Jose. The original capital percentage reflected for this property in the table has not been adjusted for such sale. Reference is made to the Notes for a description of such sale.





     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of tenant mix, property aesthetics, effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, all of the investment properties held at December 31, 1996 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of certain of the Partnership's investment properties, the Managing General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     In January 1994, an earthquake occurred in Los Angeles, California. Though significant portions of the mall suffered casualty damage, the approximate 360,000 square feet of mall shops owned by the Topanga Partnership did not suffer major structural damage. The costs at Topanga for which the joint venture was responsible were approximately $11.9 million. The majority of this cost was recovered under the final settlement, reached in the third quarter of 1995, with the joint venture's earthquake insurance provider. Additional business interruption insurance proceeds were also received. Reference is made to Item 7 and to the Notes for further description of such event.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1996.

     In September 1996, the Partnership sold the First Financial Plaza office building. Reference is made to the Notes for a further description of such transaction.

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


ITEM 2.  PROPERTIES

     The Partnership owns or owned directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations and approximate occupancy levels by quarter during fiscal years 1996 and 1995 for the Partnership's investment properties owned during 1996:





                                                                    1995                         1996
                                                          -------------------------    -------------------------
                                                          At     At     At      At     At     At     At      At
                                  Principal Business     3/31   6/30   9/30   12/31   3/31   6/30   9/30   12/31
                                  ------------------     ----   ----   ----   -----   ----   ----  -----   -----
1.  Park Center
     Financial Plaza
     San Jose, California. . . .  Accounting/                                          (1)    (1)    (1)     (1)
                                  Legal                   74%    77%    76%     77%    85%    85%    87%     85%

2.  Topanga Plaza
     Shopping Center
     Los Angeles,
     California. . . . . . . . .  Retail                  95%    96%    96%     98%    98%    94%    98%     98%

3.  40 Broad Street
     New York, New York. . . . .  Insurance/
                                  Financial
                                  Services                76%    77%    77%     77%    75%    78%    81%     74%

4.  Plaza Hermosa
     Shopping Center
     Hermosa Beach,
     California. . . . . . . . .  Retail                  93%    93%    95%     93%    95%    93%    92%     91%

5.  First Financial Plaza
     Encino (Los Angeles),
     California. . . . . . . . .  University/
                                  Bank/Housing
                                  Developer               89%    86%    88%     89%    82%    83%    N/A     N/A
----------

     Reference is made to Item 6, Item 7, and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     An "N/A" indicates that the property was sold and not owned by the Partnership at the end of the quarter.

      (1)   Occupancy is now based on 408,300 square feet rather than 432,000 square feet due to the sale of the
190 San Fernando building in March 1996 as discussed more fully in the Notes.





ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of holders of Interests during 1995 and 1996.




                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1996, there were 15,158 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any economic aspects of the transaction, will be subject to negotiation by the investor.

There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirements that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner, which, may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Managing General Partner has been received by the Managing General Partner.

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




ITEM 6.  SELECTED FINANCIAL DATA


                                           JMB INCOME PROPERTIES, LTD. - XII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                               YEARS ENDED DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992

                                     (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                                  1996            1995            1994           1993           1992
                             -------------   -------------    -----------    ------------   ------------
Total income . . . . . . . .  $ 29,639,293      33,940,506     31,152,216      30,055,775     31,061,115
                              ============    ============    ===========     ===========    ===========

Operating earnings
 (loss). . . . . . . . . . .  $  3,303,539        (776,107)    (5,376,818)       (213,393)   (18,250,294)
Partnership's share of
 earnings (loss) from
 operations of uncon-
 solidated ventures. . . . .       611,483         709,164        441,700      (6,610,269)    (3,123,534)
Venture partners' share
 of consolidated ventures'
 operations before
 extraordinary item. . . . .    (1,010,868)     (1,568,232)     2,699,777         785,684      6,090,075
                              ------------    ------------    -----------     -----------    -----------
Net operating
 earnings (loss) . . . . . .     2,904,154      (1,635,175)    (2,235,341)     (6,037,978)   (15,283,753)
Partnership's share of
 gain on sale of invest-
 ment properties of
 unconsolidated venture. . .     1,412,610           --             --              --             --
Gain on sale of investment
 property, net . . . . . . .     1,611,977           --             --              --         5,655,876
                              ------------    ------------    -----------     -----------    -----------
Net operating earnings
 (loss) before extra-
 ordinary item . . . . . . .     5,928,741      (1,635,175)    (2,235,341)     (6,037,978)    (9,627,877)
Extraordinary item
 (net of venture
 partners' share). . . . . .         --              --        (2,300,838)          --             --
                              ------------    ------------    -----------     -----------    -----------

Net earnings (loss). . . . .  $  5,928,741      (1,635,175)    (4,536,179)     (6,037,978)    (9,627,877)
                              ============    ============    ===========     ===========    ===========




                                  1996            1995            1994           1993           1992
                             -------------   -------------    -----------    ------------   ------------
Net earnings (loss)
 per Interest (b):
  Net operating
   earnings (loss) . . . . . $       14.70           (9.15)        (12.41)         (31.79)        (80.48)
  Partnership's share of
    gain on sale of
    investment properties
    of unconsolidated
    venture. . . . . . . . .          7.37           --             --              --             --
  Net gain on sale of
    investment property. . .          8.41           --             --              --             29.52
  Extraordinary item, net. .         --              --            (11.65)          --             --
                              ------------    ------------    -----------     -----------    -----------

  Net earnings (loss)
    per Interest (b) . . . .  $      30.48           (9.15)        (24.06)         (31.79)        (50.96)
                              ============    ============    ===========     ===========    ===========

Total assets . . . . . . . .  $138,673,945     178,508,742    189,322,387     195,051,570    201,746,282
Long-term debt . . . . . . .  $ 63,630,727      88,670,160     64,470,886      87,612,869     69,869,294
Cash distributions
  per Interest (c) . . . . .  $      79.50           15.00          10.00           12.50          50.00
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





SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1996



Property
--------

Topanga Plaza
Shopping Center      a)   The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                         GLA              Avg. Base Rent Per
                           December 31,             Occupancy Rate        Square Foot (1)
                           ------------             --------------        ------------------

                                 1992. . . . . . .        87%                 $25.11
                                 1993. . . . . . .        94%                  21.13
                                 1994. . . . . . .        95%                  24.84
                                 1995. . . . . . .        98%                  24.93
                                 1996. . . . . . .        98%                  28.03

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





                     c)      The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Topanga Plaza Shopping Center:

                                                                                   Annualized         Percent of
                                               Number of         Approx. Total     Base Rent          Total 1996
                             Year Ending       Expiring          GLA of Expiring   of Expiring        Base Rent
                             December 31,      Leases            Leases (1)        Leases             Expiring
                             ------------      ---------         ---------------   -----------        ----------
                                1997                1                  1,550         $   45,000            0.5%
                                1998                6                 17,106            394,024            4.0%
                                1999                8                 15,822            385,950            3.9%
                                2000                9                 16,107            450,636            4.6%
                                2001                8                  8,663            422,632            4.3%
                                2002               14                 22,513            796,807            8.1%
                                2003               13                 36,495            787,766            8.0%
                                2004               15                 36,181            992,656           10.0%
                                2005               22                 63,067          1,828,898           18.5%
                                2006               27                 86,397          2,179,446           22.0%

                     (1)        Excludes leases that expire in 1997 for which renewal leases or leases with replacement tenants have been executed as of February 28, 1997.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering as described in Item 1, the Partnership had approximately $171,306,000, after deducting selling expenses and other offering costs, with which to make investments in income-producing commercial real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital reserves. A portion of such proceeds was utilized to acquire the properties described in Item 1 above.

     Beginning in the second quarter of 1996 and through the first quarter of 1997 some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at between $150 and $210 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Two such offers that have not as yet expired are currently scheduled to do so in April 1997. As of the date of this report, the Partnership is aware that 2,619 Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     At December 31, 1996, the Partnership had cash and cash equivalents of approximately $22,822,000, of which approximately $17,906,000 is held by the Partnership. The remaining $4,916,000 is held by the Partnership's consolidated joint ventures, of which approximately $3,004,000 represents the Partnership's share of undistributed cash flow from operations. These funds are available for distributions to partners, tenant and capital improvements, leasing commissions, and other expenditures including a possible reduction of the letter of credit enhancing the $6,400,000 loan at the Plaza Hermosa Shopping Center as such letter of credit will require renegotiation or reissuance upon its expiration in December 1997 (although an agreement in principle has been reached with the letter of credit holder to extend the letter of credit to December 1999). The Partnership and its consolidated ventures have currently budgeted in 1997 approximately $2,649,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of similar items for its unconsolidated ventures in 1997 is currently budgeted to be approximately $3,230,000. Actual amounts expended in 1997 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. Additionally, as more fully described in the Notes, distributions to the General Partners have been deferred in accordance with the subordination requirements of the partnership agreement. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's investment properties and through the sale of such investments. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6 above. The Partnership's and its ventures' mortgage obligations are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio. The Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness.

     Commencing in 1996, the Partnership changed from a quarterly distribution of cash flow from operations to a semi-annual distribution in May and November of each year. In February 1996, the Partnership paid an operating distribution of $476,581 ($2.50 per Interest) for the fourth quarter of 1995 to the Limited Partners. In May 1996, the Partnership paid an operating distribution of $953,162 ($5 per Interest) for the first and second quarters of 1996 to the Limited Partners. In May 1996, the Partnership distributed $2,859,486 ($15 per Interest) to the Limited Partners of proceeds related to the sale of the 190 San Fernando Building and one of the parking structures at the Park Center Financial Plaza investment property. In November 1996, the Partnership paid a distribution of $10,866,047 ($57 per Interest) to the Limited Partners consisting of $8,006,561 ($42 per Interest) of proceeds related to the sale of the First Financial office building, a special operating distribution of $1,906,324 ($10 per Interest) and $953,162 ($5 per Interest) representing cash flow from operations for the third and fourth quarters of 1996.

     40 BROAD STREET

     Occupancy of this property decreased to 74% at the end of the year, down from 81% at the end of the third quarter primarily due to the lease expiration and move-out of Katten Muchin & Zavis (17,655 square feet or approximately 7% of the building's leasable square footage) and lease termination and move-out of Churchill Capital (7,664 square feet or approximately 3% of the building's leasable square footage). Churchill's original lease expiration date was in March 2004. As a result of certain non-monetary defaults which it failed to cure, the joint venture determined that it was in the best interest of the property to terminate Churchill's lease early. These move-outs were offset by the move-in of two smaller tenants occupying approximately 8,400 square feet or approximately 3% of the building's leasable square footage. The manager has signed leases with three tenants which will occupy approximately 32,000 square feet of space or approximately 12% of the building's leasable square footage in the first half of 1997. As evidenced by this recent leasing, leasing activity in the market has improved significantly over the last year. This is primarily due to very low effective rental rates offered, no new office developments, and improvements in the Lower Manhattan working environment resulting from the Lower Manhattan Revitalization Plan by which the city has created tax and zoning incentives to attract businesses to invest or locate in the market area. Nevertheless, the Financial East office market (competitive market for 40 Broad) remains depressed, with approximately a 29% vacancy factor. This vacancy factor is down, however, from a high of approximately 37% at the end of 1991. Effective rental rates achieved on recent leasing have also improved over the last year. The market, however, has only begun to recover the significant decreases in net effective rental rates and therefore, values experienced in the late 1980's to early 1990's. The property produced a nominal amount of cash flow for the Partnership in 1996.

     SAN JOSE

     During August 1994, JMB/San Jose Associates ("San Jose") received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex, for an approved Agency project, for $4,090,000. The price offered was deemed by the Agency to be just compensation in compliance with applicable laws governing eminent domain. During 1995, the Agency filed a condemnation action in court to proceed to obtain the garage pursuant to such laws. In late 1995, San Jose and the Agency reached a mutually acceptable agreement on the transfer of the garage. In March 1996, the sale was consummated. Reference is made to the Notes for a description of such sale.





     During March 1996, San Jose sold the 190 San Fernando Building and a parking garage structure to an independent third party. The sale price of the building was $1,753,000 (before selling costs), paid in cash at closing. Reference is made to the Notes for a description of such sale. The aggregate net sale proceeds to San Jose from both sales was approximately $5,800,000 after selling costs and prorations, of which the Partnership's share was approximately $2,900,000.

     Due to the proposed sales, the San Jose venture had classified the parking garage structures and the 190 San Fernando Building as held for sale or disposition as of January 1, 1996. The remaining assets have been classified as held for sale as of December 31, 1996, and will, therefore, not be subject to continued depreciation beyond such date.

     The San Jose market has seen considerable improvement during the last year, especially in class "A" office space. As this sector of the office market continues to tighten, the increased demand for office space has moved to class "B" space as well. The office complex contains both class "A" and class "B" space. Tenants occupying approximately 30,000 square feet (approximately 7% of the buildings) of the Park Center Financial Plaza investment property have leases that expire in 1997, for which there can be no assurance of renewals. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. These anticipated costs upon re-leasing may result in a decrease in cash flow from operations over the near term.

     As previously reported, in 1996 San Jose completed a voluntary seismic upgrade to the 130 Park Center Financial Plaza building and the parking garage below the 100-130 buildings. The cost of the structural upgrade was approximately $860,000 (of which the Partnership's share was approximately $430,000).

     TOPANGA PLAZA SHOPPING CENTER

     On January 17, 1994, an earthquake occurred in Los Angeles, California. The epicenter was located in the town of Northridge, which is approximately six miles from the Topanga Plaza Shopping Center. Consequently, significant portions of the mall, including the four major department stores who own their own buildings, suffered some casualty damage. However, the approximate 360,000 square feet of mall shops owned by the Topanga Partnership did not suffer major structural damage. Reference is made to the Notes for a further description of the financial impact of this event.

     Occupancy at the Topanga Plaza Shopping Center at December 31, 1996 was approximately 98%. The Topanga venture has committed to a plan to sell the property and therefore has classified the property as held for sale as of December 31, 1996. The property will no longer be subject to continuing depreciation beyond such date.

     PLAZA HERMOSA SHOPPING CENTER

     Occupancy at the Plaza Hermosa Shopping Center at December 31, 1996 was approximately 91%. However, included in the occupancy percentage is a tenant, currently in bankruptcy, whose lease had expired in 1995 (approximately 6,800 square feet or 7% of the property) but remains in the center and pays rent pursuant to its original lease terms on a month-to-month basis. The Partnership is currently in negotiations with the tenant to renew its lease on a long-term basis. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. These anticipated costs upon re-leasing may result in a decrease in cash flow from operations over the near term. The property was classified as held for sale or disposition as of December 1, 1996 and therefore was not subject to continued depreciation. During December 1996, the Partnership had entered into a non-binding letter of intent with an unaffiliated third party to sell the property. The buyer elected not to continue with the transaction under the agreed upon terms.





     FIRST FINANCIAL

     On September 11, 1996, the joint venture sold the First Financial office building for $37,900,000 (before selling costs). Reference is made to the Notes for a further description of such sale.

     GENERAL

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

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. In an effort to reduce partnership operating expenses, the Partnership elected to make semi-annual rather than quarterly distributions of available operating cash flow commencing with the 1996 distributions.
By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since the availability of satisfactory outside sources of capital may be limited given the portfolio's current debt levels. Due to these factors, the Partnership has held its remaining investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. In such regard, certain of the Partnership's investment properties have been classified as held for sale as discussed above. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the near term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements are primarily the result of the sale of the First Financial Plaza office building in September 1996.

     The increase in cash and cash equivalents at December 31, 1996 as compared to December 31, 1995 is primarily due to the receipt of approximately $15,952,000 in distributions from the Partnership's consolidated ventures and unconsolidated San Jose venture, substantially offset by the payment in 1996 of approximately $15,155,000 of distributions to the Holders of Interests. Additionally, the increase in 1996 is due to the prepayment of rental income by tenants of approximately $520,000 at the Topanga Plaza investment property.

     The increase in escrow deposits at December 31, 1996 as compared to December 31, 1995 is primarily due to escrowing approximately $120,000 of additional funds pursuant to the terms of the letter of credit refinancing in December 1994 at the Plaza Hermosa investment property.

     The decrease in investment in unconsolidated ventures, at equity, at December 31, 1996 as compared to December 31, 1995 is due to the receipt of approximately $3,600,000 in distributions from the Partnership's unconsolidated venture, partially offset by approximately $2,000,000 representing the Partnership's share of income from such unconsolidated venture.

     The increase in unearned rents at December 31, 1996 as compared to December 31, 1995 is primarily due to the prepayment of approximately $520,000 of rental income by tenants in 1996 at the Topanga Plaza investment property.





     The decrease in rental income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is substantially due to the sale of the First Financial Plaza office building in September 1996. The decrease in rental income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 and the increase for the year ended December 31, 1995 as compared to December 31, 1994 is also partially due to the receipt of insurance proceeds of approximately $3,200,000, in the third quarter of 1995, relating to business interruption at the Topanga Plaza Shopping Center following the earthquake in early 1994. Furthermore, the decrease in rental income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is partially offset by the receipt of proceeds totaling approximately $513,000, in the second quarter of 1996, from Robinson-May and Montgomery Ward, relating to their pro rata share of expenses and costs for repairs and restorations at the Topanga Plaza Shopping Center following the earthquake in early 1994.

     The increase in interest income for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to higher effective yields earned on U.S. Government obligations in 1995.

     The decrease in mortgage and other interest for the year ended December 31, 1996 as compared to the years ended December 31, 1995 and 1994 is primarily due to the sale of the First Financial Plaza office building in September 1996 and the $4,000,000 loan paydown at the First Financial Plaza in 1995.

     The decrease in depreciation expense for the years ended December 31, 1996 as compared to the year ended December 31, 1995 and 1994 is primarily due to the First Financial Plaza being classified as held for sale as of April 1, 1996, thus no longer subject to depreciation, and the provision for value impairment recorded at the Plaza Hermosa investment property at September 30, 1995.

     The decrease in property operating expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the sale of the First Financial Plaza office building in September 1996. The decrease in property operating expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to a decrease in provision for doubtful accounts of approximately $238,000 as a result of the resolution of tenant rent disputes in 1994 associated with the earthquake damage in addition to the decrease in various operating expenses in 1995 as compared to 1994 due to the earthquake at the Topanga Plaza Shopping Center and a real estate tax refund of approximately $128,000 received in 1995 at the Plaza Hermosa investment property.

     The increase in amortization of deferred expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the capitalization of certain expenses including refinancing costs at the First Financial Plaza and the Plaza Hermosa investment properties.

     The decreases in general and administrative expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 and the increases in general and administrative expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 are primarily attributable to an increase in reimbursable costs to affiliates of the General Partners in 1995 including the recognition of certain additional prior year reimbursable costs to such affiliates.

     The provision for value impairment for the year ended December 31, 1995 is due to the Partnership recording a provision for value impairment of $5,500,000 at the Plaza Hermosa investment property at September 30, 1995. The provision for value impairment for the year ended December 31, 1994 is due to the Partnership recording a provision for value impairment of $6,475,138 at the First Financial Plaza.





     The decrease in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the sale of the 190 San Fernando building and one of the parking structures at the San Jose investment property in 1996, partially offset by the write-off of receivables in 1995 related to a certain tenant at the San Jose investment property. The increase in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to a provision for value impairment recorded at the San Jose investment property at September 30, 1994 of which the Partnership's share was approximately $472,000.

     The decrease in venture partners' share of consolidated ventures' operations before extraordinary item for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the sale of the First Financial Plaza office building in September 1996. The decrease in venture partners' share of consolidated ventures' operations before extraordinary item for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the value impairment recorded at the First Financial Plaza office building in the year ended 1994. In addition, the Topanga Plaza venture received insurance proceeds of approximately $3,200,000 in 1995 relating to business interruption at the Topanga Plaza Shopping Center partially offset by the receipt of insurance proceeds in 1994 related to space taken back by Robinson-May.

     The Partnership's share of gain on sale of investment properties of unconsolidated venture of $1,412,610 in 1996 relates to the sale of the 190 San Fernando building and one of the parking structures at the San Jose investment property.

     The gain on sale of investment property of $1,611,977 in 1996 is due to the gain on the sale of the First Financial Plaza investment property in September 1996.

     The extraordinary item for the year ended December 31, 1994 is due to the earthquake damage at the Topanga Plaza and the First Financial Plaza investment properties.


INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect from inflation on operating earnings if the properties remain substantially occupied. In addition, substantially all of the leases at the Partner-ship's shopping center investments contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       JMB INCOME PROPERTIES, LTD. - XII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                                     INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1996 and 1995

Consolidated Statements of Operations, years ended December 31, 1996,
  1995 and 1994

Consolidated Statements of Partners' Capital Accounts, years ended
  December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows, years ended December 31, 1996,
  1995 and 1994

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - XII and consolidated ventures at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated ventures changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.







                                          KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1997





                                           JMB INCOME PROPERTIES, LTD. - XII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                              CONSOLIDATED BALANCE SHEETS

                                              DECEMBER 31, 1996 AND 1995

                                                        ASSETS
                                                        ------
                                                                                    1996               1995
                                                                                ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .      $ 22,821,808        21,456,552
  Rents and other receivables, net of allowance for
    doubtful accounts of $255,866 in 1996 and
    $784,652 in 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,650,108         2,542,548
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .           282,111           260,164
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,053,916           900,561
                                                                                ------------       -----------

          Total current assets . . . . . . . . . . . . . . . . . . . . . .        25,807,943        25,159,825
                                                                                ------------       -----------

Investment properties, at cost - Schedule III:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,765,194        20,494,992
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . .        22,602,302       168,635,413
                                                                                ------------       -----------

                                                                                  24,367,496       189,130,405
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . .        14,873,703        52,390,756
                                                                                ------------       -----------

          Total properties held for investment,
            net of accumulated depreciation. . . . . . . . . . . . . . . .         9,493,793       136,739,649

  Properties held for sale or disposition. . . . . . . . . . . . . . . . .        90,811,933             --
                                                                                ------------       -----------

          Total investment properties. . . . . . . . . . . . . . . . . . .       100,305,726       136,739,649

Investment in unconsolidated ventures, at equity . . . . . . . . . . . . .         4,848,158         6,412,066
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,491,467         7,639,146
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . .         1,220,651         2,558,056
                                                                                ------------       -----------

                                                                                $138,673,945       178,508,742
                                                                                ============       ===========




                                           JMB INCOME PROPERTIES, LTD. - XII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                        CONSOLIDATED BALANCE SHEETS - CONTINUED


                                      LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                      ------------------------------------------

                                                                                    1996               1995
                                                                                ------------       -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . .      $    458,557           746,306
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,601,488         2,038,017
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .           503,951           510,622
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           595,723            23,320
                                                                                ------------       -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . .         3,159,719         3,318,265

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . .           200,990           492,214
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . .        63,630,727        88,670,160
                                                                                ------------       -----------
Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .        66,991,436        92,480,639

Venture partners' subordinated equity in ventures. . . . . . . . . . . . .        16,922,369        22,041,429
Partners' capital accounts:
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . . .            11,123            11,123
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . .           915,607           769,195
                                                                                ------------       -----------
                                                                                     926,730           780,318
                                                                                ------------       -----------
  Limited partners (189,684 interests):
      Capital contributions, net of offering costs . . . . . . . . . . . .       171,306,452       171,306,452
      Cumulative net loss. . . . . . . . . . . . . . . . . . . . . . . . .       (24,300,420)      (30,082,749)
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .       (93,172,622)      (78,017,347)
                                                                                ------------       -----------
                                                                                  53,833,410        63,206,356
                                                                                ------------       -----------
          Total partners' capital accounts . . . . . . . . . . . . . . . .        54,760,140        63,986,674
                                                                                ------------       -----------
                                                                                $138,673,945       178,508,742
                                                                                ============       ===========


                             See accompanying notes to consolidated financial statements.




                                           JMB INCOME PROPERTIES, LTD. - XII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                                 1996              1995               1994
                                                             ------------      ------------       ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .      $28,415,164        32,608,714         30,166,883
  Interest income. . . . . . . . . . . . . . . . . . . .        1,224,129         1,331,792            985,333
                                                              -----------       -----------        -----------
                                                               29,639,293        33,940,506         31,152,216
                                                              -----------       -----------        -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . .        7,665,413         8,991,027          9,075,692
  Depreciation . . . . . . . . . . . . . . . . . . . . .        4,625,655         5,598,646          5,640,425
  Property operating expenses. . . . . . . . . . . . . .       12,174,612        12,602,194         13,695,140
  Professional services. . . . . . . . . . . . . . . . .          307,504           333,970            244,951
  Amortization of deferred expenses. . . . . . . . . . .        1,205,175         1,263,041          1,117,672
  General and administrative . . . . . . . . . . . . . .          357,395           427,735            280,016
  Provisions for value impairment. . . . . . . . . . . .            --            5,500,000          6,475,138
                                                              -----------       -----------        -----------
                                                               26,335,754        34,716,613         36,529,034
                                                              -----------       -----------        -----------
          Operating earnings (loss). . . . . . . . . . .        3,303,539          (776,107)        (5,376,818)

Partnership's share of earnings (loss) from
  operations of unconsolidated ventures. . . . . . . . .          611,483           709,164            441,700
Venture partners' share of consolidated ventures'
  operations before extraordinary item . . . . . . . . .       (1,010,868)       (1,568,232)         2,699,777
                                                              -----------       -----------        -----------
          Net operating earnings (loss). . . . . . . . .        2,904,154        (1,635,175)        (2,235,341)

Partnership's share of gain on sale of investment
  properties of unconsolidated venture . . . . . . . . .        1,412,610             --                 --
Gain on sale of investment property, net of
  venture partner's share of $1,270,596. . . . . . . . .        1,611,977             --                 --
                                                              -----------       -----------        -----------
          Net operating earnings (loss)
            before extraordinary item. . . . . . . . . .        5,928,741        (1,635,175)        (2,235,341)

Extraordinary item (net of venture partners'
  share of $1,588,537) . . . . . . . . . . . . . . . . .            --                --            (2,300,838)
                                                              -----------       -----------        -----------
          Net earnings (loss). . . . . . . . . . . . . .      $ 5,928,741        (1,635,175)        (4,536,179)
                                                              ===========       ===========        ===========




                                           JMB INCOME PROPERTIES, LTD. - XII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                                 1996              1995               1994
                                                             ------------      ------------       ------------
Net earnings (loss) per limited partnership
 interest:
   Net operating earnings (loss) . . . . . . . . . . . .      $     14.70             (9.15)            (12.41)
   Partnership's share of gain on sale of
     investment properties of unconsolidated
     venture . . . . . . . . . . . . . . . . . . . . . .             7.37             --                 --
   Net gain on sale of investment property . . . . . . .             8.41             --                 --
   Extraordinary item, net . . . . . . . . . . . . . . .            --                --                (11.65)
                                                              -----------       -----------        -----------
          Net earnings (loss) per limited
            partnership interest . . . . . . . . . . . .      $     30.48             (9.15)            (24.06)
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




                                              JMB INCOME PROPERTIES, LTD. - XII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                        YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                 GENERAL PARTNERS                             LIMITED PARTNERS (189,684 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                          CONTRI-
                                                                          BUTIONS
                              NET                                         NET OF         NET
                CONTRI-     EARNINGS       CASH                          OFFERING     EARNINGS        CASH
                BUTIONS      (LOSS)    DISTRIBUTIONS       TOTAL          COSTS        (LOSS)     DISTRIBUTIONS    TOTAL
                -------    ----------  -------------    -----------    -----------   ----------   ------------- -----------

Balance at
 December 31,
 1993. . . . .  $11,123       642,630          --          653,753    171,306,452   (23,784,830)   (73,251,535) 74,270,087
Cash distri-
 butions
 ($10 per
 limited
 partnership
 interest) . .     --           --             --            --             --            --        (1,906,325) (1,906,325)
Net earnings
 (loss). . . .     --          26,972          --           26,972          --       (4,563,151)         --     (4,563,151)
                -------       -------       -------        -------    -----------   -----------    -----------  ----------
Balance at
 December 31,
 1994. . . . .   11,123       669,602          --          680,725    171,306,452   (28,347,981)   (75,157,860) 67,800,611

Cash distri-
 butions
 ($15 per
 limited
 partnership
 interest) . .    --             --            --             --            --             --       (2,859,487) (2,859,487)
Net earnings
 (loss). . . .    --           99,593          --           99,593          --       (1,734,768)         --     (1,734,768)
                -------       -------       -------        -------    -----------   -----------    -----------  ----------





                                              JMB INCOME PROPERTIES, LTD. - XII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS - CONTINUED


                                 GENERAL PARTNERS                             LIMITED PARTNERS (189,684 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                          CONTRI-
                                                                          BUTIONS
                              NET                                         NET OF         NET
                CONTRI-     EARNINGS       CASH                          OFFERING     EARNINGS        CASH
                BUTIONS      (LOSS)    DISTRIBUTIONS       TOTAL          COSTS        (LOSS)     DISTRIBUTIONS    TOTAL
                -------    ----------  -------------    -----------    -----------   ----------   ------------- -----------
Balance at
 December 31,
 1995. . . . .   11,123       769,195          --          780,318     171,306,452  (30,082,749)   (78,017,347) 63,206,356

Cash distri-
 butions
 ($79.50 per
 limited
 partnership
 interest) . .     --           --             --            --             --            --       (15,155,275)(15,155,275)
Net earnings
 (loss). . . .     --         146,412          --          146,412          --        5,782,329          --      5,782,329
                -------       -------       -------        -------     -----------  -----------    -----------  ----------
Balance at
 December 31,
 1996. . . . .  $11,123       915,607          --          926,730     171,306,452  (24,300,420)   (93,172,622) 53,833,410
                =======       =======       =======        =======     ===========  ===========    ===========  ==========
















                                See accompanying notes to consolidated financial statements.




                                              JMB INCOME PROPERTIES, LTD. - XII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                  1996              1995               1994
                                                              -----------        -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . .      $ 5,928,741         (1,635,175)       (4,536,179)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . .        4,625,655          5,598,646         5,640,425
    Amortization of deferred expenses. . . . . . . . . .        1,205,175          1,263,041         1,117,672
    Partnership's share of operations of
      unconsolidated venture . . . . . . . . . . . . . .         (611,483)          (709,164)         (441,700)
    Partnership's share of gain on sale of
      investment properties of unconsolidated
      venture. . . . . . . . . . . . . . . . . . . . . .       (1,412,610)             --                --
    Venture partners' share of
      ventures' operations, gain on sale and
      extraordinary item . . . . . . . . . . . . . . . .        2,281,464          1,568,232        (4,288,314)
    Total gain on sale of investment property. . . . . .       (2,882,574)             --                --
    Provision for value impairment . . . . . . . . . . .            --             5,500,000         6,475,138
    Write-off of assets. . . . . . . . . . . . . . . . .            --                 --            1,174,125
    Extraordinary item, net of insurance
      recoveries of $1,174,125 . . . . . . . . . . . . .            --                 --            3,889,375
  Changes in:
    Rents and other receivables. . . . . . . . . . . . .          794,648           (380,342)         (836,355)
    Prepaid expenses . . . . . . . . . . . . . . . . . .          (21,947)           (33,566)           41,120
    Escrow deposits. . . . . . . . . . . . . . . . . . .         (153,355)          (192,229)          685,195
    Casualty insurance receivable. . . . . . . . . . . .            --               853,000          (853,000)
    Accrued rents receivable . . . . . . . . . . . . . .          585,975           (151,292)         (757,729)
    Accounts payable . . . . . . . . . . . . . . . . . .         (436,529)        (1,802,619)         (318,280)
    Accrued interest . . . . . . . . . . . . . . . . . .           (6,671)           488,126            22,496
    Unearned rents . . . . . . . . . . . . . . . . . . .          572,414            (41,486)           47,003
    Tenant security deposits . . . . . . . . . . . . . .         (291,224)           (17,279)           99,261
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . . .       10,177,679         10,307,893         7,160,253
                                                              -----------        -----------       -----------





                                              JMB INCOME PROPERTIES, LTD. - XII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                  1996              1995              1994
                                                              -----------        -----------       -----------
Cash flows from investing activities:
  Net sales and maturities (purchases)
    of short-term investments. . . . . . . . . . . . . .            --            14,176,812         7,789,504
  Cash proceeds on sale of investment property . . . . .       12,985,931              --                --
  Additions to investment properties,
    net of related payables and, in 1994,
    net of insurance recoveries of $6,647,000. . . . . .       (1,583,556)        (1,658,644)       (2,908,722)
  Partnership's distributions from
    unconsolidated ventures. . . . . . . . . . . . . . .        3,588,000          1,250,000             --
  Partnership's contributions to
    unconsolidated ventures. . . . . . . . . . . . . . .            --            (1,233,437)       (1,557,469)
  Payment of deferred expenses . . . . . . . . . . . . .         (624,372)          (577,311)       (1,480,284)
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . .       14,366,003         11,957,420         1,843,029
                                                              -----------        -----------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . .         (622,627)        (4,593,543)         (575,431)
  Advances from venture partners . . . . . . . . . . . .            --              (435,000)         (300,000)
  Venture partners' contributions to venture . . . . . .          161,356          1,580,310           604,973
  Distributions to venture partners. . . . . . . . . . .       (7,561,880)        (2,723,400)          (75,000)
  Distributions to limited partners. . . . . . . . . . .      (15,155,275)        (2,859,487)       (1,906,325)
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . . .      (23,178,426)        (9,031,120)       (2,251,783)
                                                              -----------        -----------       -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . . .        1,365,256         13,234,193         6,751,499
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . . .       21,456,552          8,222,359         1,470,860
                                                              -----------        -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . . .      $22,821,808         21,456,552         8,222,359
                                                              ===========        ===========       ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . .      $ 7,672,084          8,502,901         9,053,196
                                                              ===========        ===========       ===========




                                              JMB INCOME PROPERTIES, LTD. - XII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                  1996              1995              1994
                                                              -----------        -----------       -----------

Non-cash investing and financing activities:
   Change in accounts payable. . . . . . . . . . . . . .      $     --                 --            3,189,483
   Change in accounts receivable . . . . . . . . . . . .            --                 --              699,892
                                                              -----------        -----------       -----------
     Total extraordinary item-earthquake damage at
       Topanga Mall and First Financial Plaza. . . . . .      $     --                 --            3,889,375
                                                              ===========        ===========       ===========

     Total sales proceeds from sale of investment
       property, net of selling expenses . . . . . . . .      $37,690,486              --                --
     Principal balance due on mortgage payable . . . . .      (24,704,555)             --                --
                                                              -----------        -----------       -----------
          Cash proceeds from sale of investment
            property, net of selling expenses. . . . . .      $12,985,931              --                --
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




                       JMB INCOME PROPERTIES, LTD. - XII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

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

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned ventures, Topanga Plaza Partnership ("Topanga"), JMB-40 Broad Street Associates ("Broad Street"), JMB First Financial Associates ("First Financial", prior to its sale in September 1996) and First Financial's venture (prior to its sale in September 1996), JMB Encino Partnership, ("Encino"). The effect of all transactions between the Partnership and its consolidated ventures have been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's venture interest in JMB/San Jose Associates ("San Jose"). Accordingly, the accompanying consolidated financial statements do not include the accounts of San Jose.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1996 and 1995 is summarized as follows:





                                                         1996                                  1995
                                                       -------------------------------------------------------------
                                                               TAX BASIS                             TAX BASIS
                                            GAAP BASIS        (UNAUDITED)        GAAP BASIS         (UNAUDITED)
                                           ------------       ----------        ------------        ----------
Total assets . . . . . . . . . . . . .     $138,673,945       103,781,808       178,508,742        119,118,630
Partners' capital accounts
  (deficits):
    General partners . . . . . . . . .          926,730        (1,184,427)          780,318         (1,143,498)
    Limited partners . . . . . . . . .       53,833,410        98,323,758        63,206,356        113,755,473
Net earnings (loss):
    General partners . . . . . . . . .          146,412           (40,931)           99,593            (70,410)
    Limited partners . . . . . . . . .        5,782,329          (276,439)       (1,734,768)        (1,689,836)
Net earnings (loss)
  per limited partnership
  interest . . . . . . . . . . . . . .            30.48             (1.46)            (9.15)             (8.91)
                                            ===========       ===========       ===========        ===========




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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these financial statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($21,768,622 and $18,402,684 at December 31, 1996 and 1995, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments" (as amended), requires certain large entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. The debt, with a carrying balance of $64,089,284, has been calculated to have an SFAS 107 value of $68,379,542 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment and the inability to obtain comparable financing due to current levels of debt, previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported. The Partnership has no other significant financial instruments.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain circumstances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.






     The Partnership has acquired, either directly or through joint ventures three shopping centers, two office buildings and an office complex. The Partnership sold its interest in the Mid Rivers Mall in St. Louis, Missouri in January 1992. In March 1996, the San Jose venture sold its interest in the 190 San Fernando Building and one of the parking structures at the Park Center Financial Plaza investment property. The Partnership sold its interest in the First Financial Plaza office building in September 1996. All of the remaining properties were in operation at December 31, 1996. The cost of the investment properties represents the total cost to the Partnership or its consolidated ventures plus miscellaneous acquisition costs.

     Depreciation on the properties has been provided over the estimated useful lives of the various components as follows:

                                                          YEARS
                                                          -----
       Building and improvements -- straight-line. . .      30
       Personal property -- straight-line. . . . . . .       5
                                                            ==

     Maintenance and repairs are generally charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. The Partnership adopted SFAS 121 as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus
allowing the lender to realize upon its security.   In accordance with SFAS
121, any properties identified as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property. There can be no assurance that any estimated fair value of these properties would ultimately be realized by the Partnership in any future sale or disposition transaction.

     Under the prior impairment policy, provisions for value impairment were recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale were less than the property's net carrying value. The amount of any such impairment loss recognized by the Partnership was limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness.

     The results of operations for consolidated properties classified as held for sale or disposition as of December 31, 1996 or sold or disposed of during the past three years were profits of $2,429,837 and losses of $2,020,174 and $10,725,252, respectively, for the years ended December 31, 1996, 1995 and 1994. In addition, the accompanying consolidated financial statements include $611,483, $709,164 and $441,700, respectively, of the Partnership's share of total unconsolidated property operations of $1,222,965, $1,418,328 and $883,401 of the properties owned by the San Jose venture held for sale or disposition as of December 31, 1996 or sold or disposed of in the past three years.




     Certain investment properties are pledged as security for the long-term debt, for which there is no recourse to the Partnership.

INVESTMENT PROPERTIES

     PLAZA HERMOSA SHOPPING CENTER

     During September 1986, the Partnership acquired a multi-building neighborhood shopping center in Hermosa Beach, California. The
Partnership's purchase price for the shopping center was $18,290,000, of which $11,890,000 was paid in cash at closing. The balance of the purchase price was represented by bond financing in the amount of $6,400,000.

     This financing was secured by a letter of credit facility which was ultimately secured by a deed of trust on the property. In December 1994, upon expiration of the letter of credit, the Partnership obtained a long-term replacement letter of credit with a new lender and simultaneously retired the original bond financing and issued new bonds to the existing bondholders in the aggregate amount of $6,400,000. The replacement letter of credit is scheduled to expire in December 1997. However, in December 1996, the lender agreed in principle to extend the letter of credit for a two year period.

     As a result of reduced projected cash flows, the upcoming maturity of the letter of credit facility in 1999 as discussed below and the expected holding period of the property, there is uncertainty as to the Partnership's ability to recover the net carrying value of the Plaza Hermosa investment property through future operations or sale over its revised expected holding period. Therefore, the Partnership made a provision for value impairment at September 30, 1995 of $5,500,000 to reflect the then estimated fair value of the property based upon an analysis of discounted estimated future cash flows over the projected holding period.

     The property is managed by an affiliate of the General Partners of the Partnership for a fee calculated as 4% of gross receipts of the property.

     As the Partnership has committed to a plan to sell the property, the property has been classified as held for sale as of December 31, 1996 and therefore will not be subject to continued depreciation.


VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 1996 is a party to three operating venture agreements and has made capital contributions to the respective ventures as discussed below. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

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

     SAN JOSE

     The Partnership acquired, through San Jose, an interest in an existing office building complex in San Jose, California (Park Center Financial Plaza) consisting of ten office buildings, a parking and retail building (185 Park Avenue) and two parking garage structures.





     In September 1986, San Jose obtained a mortgage loan in the amount of $25,000,000 secured by the 150 Almaden and 185 Park Avenue buildings and certain parking areas. Due to the scheduled maturity of the loan, San Jose, during the fourth quarter of 1994, finalized a loan extension and modification with the mortgage lender. The refinancing resulted in the 1994 partial paydown of the outstanding principal balance in the amount of $2,500,000.

     After reviewing and analyzing San Jose's potential options with regard to its investment in the 100-130 Park Center Plaza portion of the complex, San Jose determined that it was in the best interest of the venture to repay the mortgage obligations secured by this portion of the complex and did so in October 1995. The outstanding principal balances, at the time of repayment, were $2,418,722 of which the Partnership's share was $1,209,361.


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

     During August 1994, San Jose received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex, for an approved Agency project for $4,090,000. The price offered was deemed by the Agency to be just compensation in compliance with applicable laws concerning eminent domain. During 1995, the Agency filed a condemnation action in court to proceed to obtain the garage pursuant to such laws. In late 1995, San Jose and the Agency reached a mutually acceptable agreement on the transfer of the garage. In March 1996, the sale was consummated. Under the transfer agreement, San Jose received replacement parking spaces for its tenants in a nearby city-owned parking structure for a term of fifty-five years in addition to the aforementioned purchase price of $4,090,000. San Jose recognized a gain of approximately $2,036,000 and $1,857,000, respectively, for financial reporting and Federal income tax purposes in 1996, of which approximately $1,018,000 and $928,500, respectively, was allocated to the Partnership.

     In March 1996, San Jose sold the 190 San Fernando Building to an independent third party. The sale price of the building was $1,753,000 (before selling costs), and was paid in cash at closing. San Jose recognized a gain of approximately $789,000 and $21,000, respectively, for financial reporting and Federal income tax purposes in 1996, of which approximately $394,500 and $10,500, respectively, was allocable to the Partnership.

     At September 30, 1994, San Jose made provisions for value impairment on the 100-130 Park Center Plaza buildings and certain parking areas and the 170 Almaden building of $944,335 in the aggregate. Such provisions were recorded to reduce the net carrying values of these buildings to the then outstanding balances of the related non-recourse financing.

     As San Jose had committed to a plan to sell the properties, the 190 San Fernando Building and the parking structures were classified as held for sale or disposition as of January 1, 1996 and therefore were not subject to continued depreciation. The San Jose venture has subsequently committed to a plan to sell the balance of the complex, and has classified the remaining assets as held for sale as of December 31, 1996 and these assets will, therefore, no longer be subject to continued depreciation.




     TOPANGA

     In December 1985, the Partnership acquired a 58% interest in the Topanga Plaza Shopping Center in the Woodland Hills area of Los Angeles, California. The aggregate purchase price for the Partnership's interest in the venture was approximately $25,263,000, which was paid in cash at closing. Under the terms of the joint venture agreement, the Partnership generally will be allocated or distributed 58% of profits and losses, cash flow from operations and sale or refinancing proceeds.

     On January 17, 1994, an earthquake occurred in Los Angeles, California with its epicenter in the town of Northridge, approximately six miles from Topanga Plaza Shopping Center. Consequently, significant portions of the mall, including the four major department stores who own their own buildings, suffered some casualty damage. However, the approximate 360,000 square feet of mall shops owned by the Topanga Partnership did not suffer major structural damage. The estimated costs at Topanga for which the joint venture was responsible was approximately $11.9 million (which did not include costs associated with the space taken back by Robinson-May as discussed below). The majority of these costs were subject to recovery under the joint venture's earthquake insurance policy. The deductible on the earthquake casualty and business interruption coverages was approximately $2.1 million which was funded by Topanga from operations in 1995 and/or offset by other insurance recoveries as discussed below. The $11.9 million of total costs has been reimbursed through insurance proceeds. Approximately $3.2 million of additional insurance proceeds were collected as a final settlement during the third quarter of 1995. Such amount represented recoveries under the joint venture's business interruption policy and was reflected as rental income in the accompanying consolidated financial statements.

     All of the mall's 114 shops and the four major department stores reopened within several months of the earthquake. Subsequent to the earthquake, sales at the mall shops increased due to the greater extent of damage at a nearby competing mall. However, in August 1995, the competing mall was re-opened, which has had an adverse effect on Topanga's sales.
One department store at Topanga, Robinson-May, had a portion of their store condemned by city inspectors in 1994. One consequence of this partial condemnation is that Robinson-May took back in 1994 the approximately 25,000 square feet of that store which had been leased to the joint venture in 1990, pursuant to the terms of its lease. Topanga has lost approximately $150,000 in annual net income from subleases of the eight tenants which had previously subleased this space. Topanga was insured in case of such event and received, in July 1994, insurance proceeds in the amount of $2,500,000 (net of the related deductible) for the cost of the unamortized tenant improvements and the loss of rents related to this space. As a result of the take back of space by Robinson-May, Topanga wrote off, in 1994, approximately $1.2 million of unamortized leasehold improvements discussed above. Topanga recorded in 1994, an extraordinary loss of $2,889,000 (of which the Partnership's share was approximately $1,676,000) which included Topanga's share of repair costs of approximately $2.1 million, and approximately $789,000 of other costs. The earthquake did result in some adverse effect on the operations of the center in early 1994. In the second quarter of 1996, Topanga received, in the aggregate, approximately $513,000 from Robinson-May and Montgomery Ward, relating to their prorata share of expenses and costs for repairs and restorations to the Topanga Plaza Shopping Center following the earthquake.

     The joint venture partner advanced funds to the joint venture for expenses incurred for certain development costs related to a potential future expansion of Topanga Plaza. The balance of these advances was $435,000 at December 31, 1994. Although such an expansion of the Shopping Center is still an option, such advances were repaid to the joint venture partner in early 1995 from available cash at the venture.





     The shopping center is subject to fire, life and safety code and ordinance requirements, which have changed since the property's original construction. Accordingly, the Partnership intends to comply with such revised regulations and fund certain retrofit costs. In conjunction with the renovation, a substantial portion of certain retrofit costs have been completed. The Partnership currently expects to fund any remaining costs from operations, as tenant leases expire, until the entire building conforms to such requirements.

     The shopping center was subject to a long-term management agreement with an affiliate of the joint venture partner. Under the terms of the management agreement, the manager was entitled to receive a management fee based on a formula which relates to direct and general overhead costs and expenses incurred in the operation of the property. During 1994, the manager of the Topanga Plaza Shopping Center, an affiliate of the joint venture partner, was sold to an unaffiliated third party, who assumed management at the property on the same terms which existed prior to the sale.

     As previously reported, Sears had agreed to acquire the Broadway store site at the Shopping Center. Broadway closed in February 1996 and Sears completed its remodeling of the store and opened in October 1996.

     The Topanga venture has committed to a plan to sell the property and therefore has classified the property as held for sale as of December 31, 1996. The property will no longer be subject to continuing depreciation beyond such date.

     40 BROAD STREET

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

     The property was managed by an affiliate of the General Partners of the Partnership for a fee calculated as 2% of gross receipts until December 1994 when the affiliated property manager sold substantially all of its assets and assigned its interests in its management contracts to an unaffiliated third party.

     FIRST FINANCIAL

     On May 20, 1987, the Partnership, through First Financial, a joint venture with JMB-XIII, acquired an interest in a general partnership ("Encino") with an affiliate of the developer ("Encino Venture Partner"). Encino owned an office building in Encino (Los Angeles), California. First Financial made an initial investment in the aggregate amount of approximately $49,812,000 to Encino.

     In November 1987, First Financial caused Encino to obtain a third party first mortgage loan in the amount of $30,000,000. The proceeds of such loan were distributed to First Financial to reduce its contribution and to the Encino Venture Partner who subsequently repaid a $15,500,000 loan from First Financial. Thus, the total cash investment of First Financial for its interest in the office building, after consideration of the funding of the $30,000,000 permanent financing, was approximately $20,000,000, of which the Partnership's share was approximately $12,500,000.





     The first mortgage loan on the property matured November 1, 1995. Effective November 1, 1995, Encino and the existing lender amended and restated the existing mortgage loan. The new principal balance of the amended note at November 1, 1995 was $24,970,148. This amount was comprised of the then outstanding principal portion of $28,970,148 on the original $30,000,000 note less a required $4,000,000 principal paydown by Encino, all of which was advanced by First Financial at closing of which the Partnership's share of such paydown was $2,500,000. The amended loan had an interest rate of 8.67% and a term of two years resulting in a maturity date of November 1, 1997.

     In order to finalize the loan extension described above, the Partnership and its affiliated partner advanced approximately $4.0 million (approximately $2.5 million by the Partnership) to the joint venture to fund the required principal paydown and related loan fees. A capital call had been made on the unaffiliated joint venture partner for its share of the total required amount; however, the unaffiliated joint venture partner indicated that it did not intend to fund its required share. The Partnership and its affiliated partner reached an agreement with the unaffiliated partner to modify the joint venture agreement. In April 1996, the unaffiliated partner became a limited partner as a result of this modification.

     Due to the uncertainty of Encino's ability to recover the net carrying value of the First Financial office building investment property through future operations and sale during the estimated holding period, Encino recorded, as a matter of prudent accounting practice, a provision for value impairment of such investment of approximately $6,475,000, all of which was allocated to First Financial. The Partnership's share of such provision to First Financial was approximately $4,047,000. Such provision was recorded at December 31, 1994 to reduce the net carrying value of the investment property to its then estimated fair value based upon an analysis of discounted estimated future cash flows over the projected holding period.

     As previously reported, the First Financial office building appeared to have experienced only minor cosmetic damage as a result of the January 17, 1994 Northridge earthquake in southern California. On February 22, 1995, the city council of the city of Los Angeles passed an ordinance requiring certain buildings (identified by building type and location) to perform testing on the welded steel moment connections to determine if the earthquake had weakened such joint weldings and to repair such joint weldings if weakness is detected. This property qualified for the testing under the ordinance and therefore Encino retained a structural engineer to perform the testing. Results of the testing by the structural engineer indicated that some of the building's joint weldings suffered damage which, in accordance with the ordinance, were required to be repaired. Encino's structural engineer informed Encino that the damage detected did not pose a life safety risk for the building's tenants. All testing and repairs necessary to comply with such ordinance were completed as of October 1995. The total cost of such testing and repairs was approximately $826,000 (of which the Partnership's share was approximately $516,250).

     The First Financial office building was classified as held for sale as of April 1, 1996 and therefore was not subject to continued depreciation since that time.

     On September 11, 1996, the joint venture sold the First Financial office building to an unaffiliated third-party for a sale price of $37,900,000 (before selling expenses and prorations). The joint venture received approximately $13,000,000 of net sale proceeds at closing (which reflected the assumption by the buyer of the mortgage loan with a current balance of approximately $24,700,000 and closing costs), substantially all of which were allocable to JMB/First Financial pursuant to the Encino venture agreement. The sale resulted in approximately $2,880,000 and $18,800,000 of gain for financial reporting purposes and Federal income tax purposes in 1996, respectively, of which approximately $1,612,000 and $2,000 of gain was allocated to the Partnership, respectively. The Partnership made a cash distribution of $42 per Interest from the sales proceeds in November 1996.




     The Encino partnership agreement generally provided that First Financial was entitled to receive (after any participating amounts due to Pepperdine University pursuant to its tenant lease) from cash flow from operations (as defined) an annual cumulative preferred return equal to 9.05% through April 30, 1995 (and 8.9% thereafter) of its capital contri-butions. Any remaining cash flow was to be split equally between First Financial and the Encino Venture Partner. Pepperdine University, under its tenant lease, was entitled to an amount based on 6.6% of the Venture Partner's share of the office building's net operating profit and net sale profit (as defined).

     All of Encino's operating profits and losses before depreciation were allocated to First Financial in 1994, 1995 and 1996.

     The Encino partnership agreement also generally provided that net sale proceeds and net refinancing proceeds (as defined), after any amounts due to Pepperdine University pursuant to its tenant lease, were to be distributed: first, to First Financial in an amount equal to the deficiency, if any, in its cumulative preferred return as described above; next, to First Financial in the amount of its capital contributions; next, to the Encino Venture Partner in an amount equal to $600,000; any remaining proceeds were to be split equally between First Financial and the Encino Venture Partner.

     The terms of the First Financial partnership agreement provided that annual cash flow, net sale or refinancing proceeds, and tax items were to be distributed or allocated, as the case may be, to the Partnership in proportion to its 62.5% share of capital contributions.

     The office building was managed by an affiliate of the Encino Venture Partner for a fee based upon a percentage of rental receipts (as defined) of the property.


LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1996 and 1995:

                                                1996               1995
                                            -----------        -----------
10-1/8% mortgage note secured by
 the Topanga Plaza shopping center
 in Los Angeles, California; payable
 in monthly installments of principal
 and interest of $523,225 through
 January 2002  when the remaining
 balance is due and payable. . . . .        $57,689,284         58,103,860

Floating rate bond financing
 (certificates), secured by the
 Plaza Hermosa Shopping Center
 in Hermosa Beach, California;
 the certificates bear interest
 based on a floating rate
 which is adjustable weekly
 (as defined), with a maximum
 interest rate of 13.5%, interest
 only is payable monthly through
 December 2023 when the entire
 outstanding balance is due and
 payable . . . . . . . . . . . . . .          6,400,000          6,400,000






                                                1996               1995
                                            -----------        -----------
8.67% mortgage note, secured
 by the First Financial Plaza
 Office Building; principal and
 interest payments of $209,077
 were due monthly; retired in
 September 1996 at sale. . . . . . .             --             24,912,606
                                            -----------        -----------
          Total debt . . . . . . . .         64,089,284         89,416,466
          Less current portion
            of long-term debt. . . .            458,557            746,306
                                            -----------        -----------
          Total long-term debt . . .        $63,630,727         88,670,160
                                            ===========        ===========

     Five year maturities of long-term debt are summarized as follows:

                      1997 . . . . . . . . . . .        $458,557
                      1998 . . . . . . . . . . .         507,202
                      1999 . . . . . . . . . . .         561,008
                      2000 . . . . . . . . . . .         620,521
                      2001 . . . . . . . . . . .         686,348
                                                        ========


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

     The Partnership Agreement provides that the General Partners shall receive as a distribution from the sale of a real property by the Partnership amounts equal to the cumulative deferrals of any portion of their 10% cash distribution and 2-1/2% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, notwithstanding such allocations, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership, (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the second fiscal quarter of 1986 and (iii) have received cash distributions of sale and refinancing proceeds and of the Partnership's operations, in an amount equal to the Limited Partners' initial capital investment in the Partnership plus a 10% annual return on the Limited Partners' average capital investment. As the above levels of return are not expected to be achieved, approximately $773,000 of sale proceeds from the sale of the Partnership's interest in Mid Rivers Mall has been deferred by the General Partners. In such regard, the general partners waived their right to receive the allocation of sale proceeds from the sale of the First Financial Plaza in 1996.


LEASES

     At December 31, 1996, the Partnership and its consolidated ventures' principal assets are two shopping centers and one office building. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the properties, excluding the cost of the land, is depreciated over the estimated useful lives. Leases with tenants range in term from month-to-month to twenty-five years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, substantially all of the leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volumes. With respect to the Partnership's shopping center investments, a substantial portion of the ability of retail tenants to honor their leases is dependent on the retail economic sector.

     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1996:

           Office Building:
             Cost. . . . . . . . . . . . . . . . . .    $ 24,367,496
             Accumulated depreciation. . . . . . . .     (14,873,703)
                                                        ------------
                                                           9,493,793
                                                        ------------
           Shopping Centers:
             Cost. . . . . . . . . . . . . . . . . .     121,714,657
             Accumulated depreciation. . . . . . . .     (30,902,724)
                                                        ------------
                                                          90,811,933
                                                        ------------
                                                        $100,305,726
                                                        ============

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

           1997. . . . . . . . . . . . . . . . . . .    $ 15,517,979
           1998. . . . . . . . . . . . . . . . . . .      15,516,993
           1999. . . . . . . . . . . . . . . . . . .      15,228,538
           2000. . . . . . . . . . . . . . . . . . .      13,728,271
           2001. . . . . . . . . . . . . . . . . . .      13,011,952
           Thereafter. . . . . . . . . . . . . . . .      43,092,812
                                                        ------------
               Total . . . . . . . . . . . . . . . .    $116,096,545
                                                        ============

     Contingent rent (based on sales by property tenants) included in rental income was as follows:

           1994. . . . . . . . . . . . . . . . . . .        $662,271
           1995. . . . . . . . . . . . . . . . . . .         438,733
           1996. . . . . . . . . . . . . . . . . . .         301,919
                                                            ========






TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1996, 1995 and 1994 are as follows:

                                                                UNPAID AT
                                                               DECEMBER 31,
                               1996        1995       1994        1996
                             --------    --------   --------   ------------
Property management
 and leasing fees. . . . .   $ 70,792      67,422    184,881        --
Insurance
 commissions . . . . . . .     34,632      75,330     74,228        --
Reimbursement (at cost)
 for accounting
 services. . . . . . . . .      9,642      90,577     70,947         988
Reimbursement (at cost)
 for portfolio manage-
 ment services . . . . . .     25,996      38,217     31,466       6,015
Reimbursement (at cost)
 for legal services. . . .      8,683       4,222     11,445       1,232
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses. .      1,026     170,348      6,516         --
                             --------    --------   --------       ------

                             $150,771     446,116    379,483        8,235
                             ========    ========   ========       ======

     Certain of the Partnership's properties are managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties.

     During 1994, certain officers and directors of the Managing General Partner acquired interests in a company which provides certain property management services to a property owned by the Partnership. The fees earned by such company from the Partnership for the years ended December 31, 1996 and 1995 were approximately $39,000 and $30,000, respectively, all of which has been paid at December 31, 1996.

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred receipt of their distri-butions of net cash flow from the Partnership. The cumulative amount of such deferred distributions aggregated $8,049,064 at December 31, 1996. The amount is being deferred in accordance with the subordination requirements of the Partnership Agreement as discussed above. The Partnership does not expect that the subordination requirements of the Partnership Agreement will be satisfied to permit payment of the majority of these amounts. These amounts or amounts currently payable do not bear interest.






INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary of financial information for San Jose as of and for the years ended December 31, 1996 and 1995 is as follows:

                                              1996               1995
                                          ------------       ------------

Current assets . . . . . . . . . . .      $  4,538,120          5,155,489
Current liabilities. . . . . . . . .          (456,506)          (323,044)
                                          ------------       ------------
      Working capital. . . . . . . .         4,081,614          4,832,445
Investment property, net . . . . . .        28,430,666         30,955,893
Other assets, net. . . . . . . . . .           959,991            874,007
Long-term debt . . . . . . . . . . .       (23,338,875)       (23,431,863)
Other liabilities. . . . . . . . . .           (79,599)           (48,870)
Venture partners' equity . . . . . .        (5,205,639)        (6,769,546)
                                          ------------       ------------
      Partnership's capital. . . . .      $  4,848,158          6,412,066
                                          ============       ============
Represented by:
  Invested capital . . . . . . . . .      $ 48,767,680         48,767,680
  Cumulative distributions . . . . .       (25,490,500)       (21,902,500)
  Cumulative loss. . . . . . . . . .       (18,429,022)       (20,453,114)
                                          ------------       ------------
                                          $  4,848,158          6,412,066
                                          ============       ============
Total income . . . . . . . . . . . .      $  9,238,168          9,182,446
                                          ============       ============
Expenses applicable to operating
  income . . . . . . . . . . . . . .      $  8,015,203          7,764,118
                                          ============       ============
Gain on disposition of
  investment property. . . . . . . .      $  2,825,220              --
                                          ============       ============
Net earnings . . . . . . . . . . . .      $  4,048,185          1,418,328
                                          ============       ============

     Reference is made to the San Jose investment property discussion above regarding the provision for value impairment of $944,335 which was recorded in 1994 by the San Jose joint venture.

    Total income, expenses related to operating earnings, and net earnings for the above-mentioned venture for the year ended December 31, 1994 were $9,270,819, $8,387,418 and $883,401, respectively.








                                                                                                    SCHEDULE III
                                           JMB INCOME PROPERTIES, LTD. - XII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES
                                 CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   DECEMBER 31, 1996


                                                                COSTS
                                                             CAPITALIZED
                                    INITIAL COST TO           SUBSEQUENT              GROSS AMOUNT AT WHICH CARRIED
                                    PARTNERSHIP (A)        TO ACQUISITION                 AT CLOSE OF PERIOD (B)
                               -------------------------    --------------       ------------------------------------
                                             BUILDINGS        BUILDINGS                      BUILDINGS
                                               AND              AND                             AND
                ENCUMBRANCE      LAND       IMPROVEMENTS   IMPROVEMENTS(D)        LAND      IMPROVEMENTS    TOTAL (E)
                -----------   -----------   ------------    --------------     ----------   ------------  -----------
SHOPPING
 CENTERS:
Los Angeles,
 California
 (C) . . . . .  $57,689,284     8,506,014     54,714,281       45,287,841       8,506,014    100,002,122  108,508,136
Hermosa
 Beach,
 California. .    6,400,000     5,106,570     13,131,181       (5,031,230)      3,176,525     10,029,996   13,206,521

OFFICE
 BUILDING:
New York,
 New York
 (C) . . . . .        --       13,201,780     55,095,008      (43,929,292)      1,765,194     22,602,302   24,367,496
                -----------    ----------    -----------      -----------      ----------    -----------  -----------

    Total. . .  $64,089,284    26,814,364    122,940,470       (3,672,681)     13,447,733    132,634,420  146,082,153
                ===========    ==========    ===========      ===========      ==========    ===========  ===========





                                                                                        SCHEDULE III - CONTINUED
                                           JMB INCOME PROPERTIES, LTD. - XII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES
                           CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                                                   DECEMBER 31, 1996


                                                                                         LIFE ON WHICH
                                                                                         DEPRECIATION
                                                                                          IN LATEST
                                                                                         STATEMENT OF         1996
                                       ACCUMULATED             DATE OF       DATE         OPERATIONS      REAL ESTATE
                                      DEPRECIATION(F)       CONSTRUCTION   ACQUIRED      IS COMPUTED         TAXES
                                     ----------------       ------------  ----------   ---------------    -----------
SHOPPING CENTERS:
 Los Angeles,
  California (C) . . . . . . . . . . .   $ 26,570,333           1964        12/31/85        5-30 years        716,161
 Hermosa Beach,
   California. . . . . . . . . . . . .      4,332,391           1985        09/03/86        5-30 years        165,213

OFFICE BUILDING:
 New York,
  New York (C) . . . . . . . . . . . .     14,873,703           1983        12/31/85        5-30 years      1,560,954
                                          -----------                                                      ----------

    Total. . . . . . . . . . . . . . .    $45,776,427                                                       2,442,328
                                          ===========                                                      ==========

------------------

Notes:
     (A)  The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
     (B)  The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes was
$184,654,977.
     (C)  Properties owned and operated by joint venture.
     (D)  In 1992 and 1991, the affiliated joint ventures recorded provisions for value impairment totaling
$22,908,606 and $28,870,198, respectively (which included a reduction in deferred costs of approximately $30,000)
at the 40 Broad Street investment property.  In 1994, the affiliated joint venture recorded provisions for value impairment totaling $6,475,138 (which included a reduction in deferred costs of $37,299) at First Financial Plaza.

In 1995, the Partnership recorded a provision for value impairment totaling $5,500,000 (which included a reduction in deferred costs of $15,671) at the Plaza Hermosa Shopping Center.





                                                                                        SCHEDULE III - CONTINUED
                                           JMB INCOME PROPERTIES, LTD. - XII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES
                           CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                                                   DECEMBER 31, 1996


(E)   Reconciliation of real estate owned:

                                                                   1996              1995               1994
                                                               ------------      ------------      ------------
      Balance at beginning of period . . . . . . . . . . .     $189,130,405       193,298,414       199,493,970
      Additions during period. . . . . . . . . . . . . . .        1,583,556         1,316,320         2,401,281
      Sale or disposal during period . . . . . . . . . . .      (44,631,808)            --           (4,401,376)
      Provision for value impairment . . . . . . . . . . .            --           (5,484,329)       (4,195,461)
                                                               ------------       -----------       -----------

      Balance at end of period . . . . . . . . . . . . . .     $146,082,153       189,130,405       193,298,414
                                                               ============       ===========       ===========

(F)   Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . . . . . .     $ 52,390,756        46,792,110        41,724,753
      Depreciation expense . . . . . . . . . . . . . . . .        4,625,655         5,598,646         5,640,425
      Sale or disposal during period . . . . . . . . . . .      (11,239,984)            --             (313,240)
      Provision for value impairment . . . . . . . . . . .            --                --             (259,828)
                                                               ------------       -----------       -----------

      Balance at end of period . . . . . . . . . . . . . .     $ 45,776,427        52,390,756        46,792,110
                                                               ============       ===========       ===========





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during 1995 and 1996.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB has responsibility for all aspects of the Partnership's operations. ABPP Associates, L.P., is an Illinois limited partnership with JMB as its sole general partner, is one of the Associate General Partners of the Partnership and is also the sole general partner of Income Partners - XII, an Illinois limited partnership that is the other Associate General Partner of the Partnership. The limited partners of ABPP Associates, L.P. are generally officers, directors and affiliates of JMB or its affiliates.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 7, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 7, 1997. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX

("Carlyle-IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II"), and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officer and/or directors of various affiliated companies of Arvida/JMB Managers, Inc. (the general partner Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner Arvida/JMB Partners, L.P.-II ("Arvida-II")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.





     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 58) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 55) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 63) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 50) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. Mr. Schreiber is also a director of USC, Inc. as well as a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 47) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 49) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 44) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 48) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 61) has been associated with JMB since March, 1973. He is a Certified Public Accountant.






ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Investors, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. No such cash distributions were paid to the General Partners in 1996, 1995 and 1994.

     Affiliates of the Managing General Partner provided property management services to the Partnership for 1996 for the Plaza Hermosa Shopping Center in Hermosa Beach, California at a fee calculated at 4% of the gross receipts of the property and for the 40 Broad Street office building in New York, New York until December 1994 at a fee calculated at 2% of the gross receipts of the property. In 1996, the affiliates earned property management and leasing fees amounting to $70,792 all of which were paid at December 31, 1996. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     The General Partners of the Partnership may be reimbursed for their salaries, salary-related and direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1996, the Managing General Partner received reimbursement for such expenses and salaries in the amount of $45,347 of which $8,235 was unpaid at December 31, 1996. The Managing General Partner received no disbursement agent and data processing fees in 1996.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner of the Partnership, earned and received insurance brokerage commissions in 1996 aggregating $34,632 in connection with the providing of insurance coverage for the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage involved.

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

     Reference is made to Item 10 for information concerning ownership of the Managing General Partner.

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

         No annual report or proxy material for 1996 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.





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

                  JMB INCOME PROPERTIES, LTD. - XII

                  By:      JMB Realty Corporation
                           Managing General Partner


                           GAILEN J. HULL
                  By:      Gailen J. Hull
                           Senior Vice President
                  Date:    March 25, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:      JMB Realty Corporation
                           Managing General Partner

                           JUDD D. MALKIN*
                  By:      Judd D. Malkin, Chairman and
                           Chief Financial Officer
                  Date:    March 25, 1997

                           NEIL G. BLUHM*
                  By:      Neil G. Bluhm, President and Director
                  Date:    March 25, 1997

                           H. RIGEL BARBER*
                  By:      H. Rigel Barber, Chief Executive Officer
                  Date:    March 25, 1997

                           GLENN E. EMIG*
                  By:      Glenn E. Emig, Chief Operating Officer
                  Date:    March 25, 1997


                           GAILEN J. HULL
                  By:      Gailen J. Hull, Senior Vice President
                           Principal Accounting Officer
                  Date:    March 25, 1997

                           A. LEE SACKS*
                  By:      A. Lee Sacks, Director
                  Date:    March 25, 1997

                  By:      STUART C. NATHAN*
                           Stuart C. Nathan, Executive Vice President
                             and Director
                  Date:    March 25, 1997


                  *By:     GAILEN J. HULL, Pursuant to a Power of Attorney


                           GAILEN J. HULL
                  By:      Gailen J. Hull, Attorney-in-Fact
                  Date:    March 25, 1997




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

3-B.        Amended and Restated Agreement of
            Limited Partnership                               Yes

3-C.        Acknowledgement of rights and duties
            of the General Partners of the
            Partnership dated August 9, 1996
            between ABPP Associates, L.P. and
            JMB Realty Corporation                            Yes

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

4-E.        Mortgage loan agreement related to
            Park Center Plaza                                 Yes

10-A.       Acquisition documents related to
            Topanga Plaza                                     Yes

10-B.       Acquisition documents related to
            First Financial Plaza                             Yes

10-C.       Acquisition documents related to
            40 Broad Street                                   Yes

10-D.       Third Amendment to amended and
            restated partnership agreement of
            JMB Encino Partnership L.P. dated
            April 24, 1996 between JMB First
            Financial Associates and JMB Encino
            Partnership                                       Yes

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