Form 10-Q
period 1997-03-31
JMB INCOME PROPERTIES LTD XII
filed 1997-05-14
CIK 765813

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q



            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934




For the quarter ended March 31, 1997    Commission file #0-16108



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

                                     CONSOLIDATED BALANCE SHEETS
                                MARCH 31, 1997 AND DECEMBER 31, 1996

                                             (UNAUDITED)

                                               ASSETS
                                               ------
                                                                       MARCH 31,     DECEMBER 31,
                                                                         1997           1996
                                                                     -------------   -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .    $ 22,629,094    22,821,808
  Rents and other receivables, net of allowance for
    doubtful accounts of $124,040 at March 31,
    1997 and $255,866 at December 31, 1996 . . . . . . . . . . . .       1,873,408     1,650,108
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .         376,570       282,111
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . .       1,129,563     1,053,916
                                                                      ------------   -----------
        Total current assets . . . . . . . . . . . . . . . . . . .      26,008,635    25,807,943
                                                                      ------------   -----------
Investment property, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,765,194     1,765,194
  Buildings and improvements . . . . . . . . . . . . . . . . . . .      23,142,757    22,602,302
                                                                      ------------   -----------
                                                                        24,907,951    24,367,496
  Less accumulated depreciation. . . . . . . . . . . . . . . . . .      15,036,821    14,873,703
                                                                      ------------   -----------
        Property held for investment, net of
          accumulated depreciation . . . . . . . . . . . . . . . .       9,871,130     9,493,793

  Properties held for sale or disposition. . . . . . . . . . . . .      90,849,483    90,811,933
                                                                      ------------   -----------
        Total investment properties. . . . . . . . . . . . . . . .     100,720,613   100,305,726

Investment in unconsolidated ventures, at equity . . . . . . . . .       5,187,502     4,848,158
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .       6,354,229     6,491,467
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . .       1,379,756     1,220,651
                                                                      ------------   -----------
                                                                      $139,650,735   138,673,945
                                                                      ============   ===========




                                  JMB INCOME PROPERTIES, LTD. - XII
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURES

                               CONSOLIDATED BALANCE SHEETS - CONTINUED


                             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                             ------------------------------------------

                                                                       MARCH 31,     DECEMBER 31,
                                                                         1997           1996
                                                                     -------------   -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . .    $    470,262       458,557
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .       1,565,166     1,601,488
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . .         537,681       503,951
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . .          80,521       595,723
                                                                      ------------   -----------
        Total current liabilities. . . . . . . . . . . . . . . . .       2,653,630     3,159,719
Tenant security deposits . . . . . . . . . . . . . . . . . . . . .         238,645       200,990
Long-term debt, less current portion . . . . . . . . . . . . . . .      63,508,679    63,630,727
                                                                      ------------   -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . . . .      66,400,954    66,991,436
Venture partners' subordinated equity in ventures. . . . . . . . .      16,541,992    16,922,369
Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . .          11,123        11,123
    Cumulative net earnings (losses) . . . . . . . . . . . . . . .         993,513       915,607
                                                                      ------------   -----------
                                                                         1,004,636       926,730
                                                                      ------------   -----------
  Limited partners (189,684 interests):
    Capital contributions, net of offering costs . . . . . . . . .     171,306,452   171,306,452
    Cumulative net earnings (losses) . . . . . . . . . . . . . . .     (22,430,677)  (24,300,420)
    Cumulative cash distributions. . . . . . . . . . . . . . . . .     (93,172,622)  (93,172,622)
                                                                      ------------   -----------
                                                                        55,703,153    53,833,410
                                                                      ------------   -----------
        Total partners' capital accounts . . . . . . . . . . . . .      56,707,789    54,760,140
                                                                      ------------   -----------
                                                                      $139,650,735   138,673,945
                                                                      ============   ===========



                    See accompanying notes to consolidated financial statements.

                                  JMB INCOME PROPERTIES, LTD. - XII
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURES

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                             THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                             (UNAUDITED)



                                                                           1997           1996
                                                                       ------------   -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 6,898,110     7,435,027
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . .      310,288       291,413
                                                                        -----------    ----------
                                                                          7,208,398     7,726,440
                                                                        -----------    ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . .    1,557,394     2,087,432
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .      163,118     1,380,551
  Property operating expenses. . . . . . . . . . . . . . . . . . . . .    2,493,304     3,136,030
  Professional services. . . . . . . . . . . . . . . . . . . . . . . .       76,517        93,703
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . .      276,026       298,688
  General and administrative . . . . . . . . . . . . . . . . . . . . .      112,112       100,495
                                                                        -----------    ----------
                                                                          4,678,471     7,096,899
                                                                        -----------    ----------
        Operating earnings (loss). . . . . . . . . . . . . . . . . . .    2,529,927       629,541
Partnership's share of operations of
  unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . .      339,344       151,783
Venture partners' share of consolidated ventures'
  operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (921,622)     (198,353)
                                                                        -----------    ----------
        Net operating earnings (loss). . . . . . . . . . . . . . . . .    1,947,649       582,971
Partnership's share of gain on sale
  of investment properties of
  unconsolidated venture . . . . . . . . . . . . . . . . . . . . . . .        --        1,412,610
                                                                        -----------    ----------
        Net earnings (loss). . . . . . . . . . . . . . . . . . . . . .  $ 1,947,649     1,995,581
                                                                        ===========    ==========




                                  JMB INCOME PROPERTIES, LTD. - XII
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURES

                          CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                           1997           1996
                                                                       ------------   -----------

        Net earnings (loss) per limited
         partnership interest:
          Net operating earnings (loss). . . . . . . . . . . . . . . .  $      9.86          2.95
          Partnership's share of gain on
            sale of investment properties
            of unconsolidated venture. . . . . . . . . . . . . . . . .        --             7.15
                                                                        -----------    ----------

              Net earnings (loss). . . . . . . . . . . . . . . . . . .  $      9.86         10.10
                                                                        ===========    ==========
        Cash distributions per
          limited partnership
          interest . . . . . . . . . . . . . . . . . . . . . . . . . .  $     --             2.50
                                                                        ===========    ==========























                    See accompanying notes to consolidated financial statements.

                                  JMB INCOME PROPERTIES, LTD. - XII
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                             THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                             (UNAUDITED)
                                                                           1997           1996
                                                                       ------------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . $  1,947,649     1,995,581
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .      163,118     1,380,551
    Amortization of deferred expenses. . . . . . . . . . . . . . . . .      276,026       298,688
    Partnership's share of operations of unconsolidated
      ventures . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (339,344)     (151,783)
    Partnership's share of gain on sale of investment
      properties of unconsolidated venture . . . . . . . . . . . . . .        --       (1,412,610)
    Venture partners' share of consolidated ventures' operations . . .      921,622       198,353
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . .     (223,300)       (7,529)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .      (94,459)     (372,911)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . .      (75,647)      (37,026)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . .     (159,105)      130,565
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .      (36,322)     (387,812)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . .       33,730        82,160
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . .        --          180,481
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . .     (515,202)          135
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . .       37,655       (58,164)
                                                                       ------------   -----------
        Net cash provided by (used in) operating activities. . . . . .    1,936,421     1,838,679
                                                                       ------------   -----------
Cash flows from investing activities:
  Additions to investment properties . . . . . . . . . . . . . . . . .     (578,005)     (494,704)
  Partnership's distributions from unconsolidated
    ventures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --        1,713,000
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . .     (138,787)      (64,895)
                                                                       ------------   -----------
        Net cash provided by (used in) investing activities. . . . . .     (716,792)    1,153,401
                                                                       ------------   -----------




                                  JMB INCOME PROPERTIES, LTD. - XII
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                           1997           1996
                                                                       ------------   -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . .     (110,343)     (158,135)
  Distributions to venture partners. . . . . . . . . . . . . . . . . .   (1,302,000)     (294,000)
  Distributions to limited partners. . . . . . . . . . . . . . . . . .        --         (476,581)
                                                                       ------------   -----------
        Net cash provided by (used in) financing activities. . . . . .   (1,412,343)     (928,716)
                                                                       ------------   -----------
        Net increase (decrease) in cash and cash equivalents . . . . .     (192,714)    2,063,364

        Cash and cash equivalents, beginning of year . . . . . . . . .   22,821,808    21,456,552
                                                                       ------------   -----------
        Cash and cash equivalents, end of period . . . . . . . . . . . $ 22,629,094    23,519,916
                                                                       ============   ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . $  1,523,664     2,005,272
                                                                       ============   ===========
  Non-cash investing and financing activities. . . . . . . . . . . . . $      --            --
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

                 JMB INCOME PROPERTIES, LTD. - XII
                      (A LIMITED PARTNERSHIP)
                     AND CONSOLIDATED VENTURES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      MARCH 31, 1997 AND 1996

                            (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1996 which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated.

     The net results of operations for the three months ended March 31, 1997 and 1996 for consolidated properties classified as held for sale or disposition or sold or disposed of during the past two years were $1,324,195 and $262,297, respectively. In addition, the accompanying consolidated financial statements include $339,344 and $151,783, respectively, of the Partnership's share of total property operations of $678,688 and $303,566 for the three months ended March 31, 1997 and 1996, respectively, for unconsolidated properties which are held for sale or disposition or have been sold or disposed of during the past two years.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 were as follows:

                                                      Unpaid at
                                                      March 31,
                                  1997      1996        1997
                                -------    ------   -------------
Property management
 and leasing fees. . . . . .    $21,470    23,411        --
Insurance commissions. . . .       --       9,399        --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-
 related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties . . .     14,530     3,914       14,530
                                -------   -------       ------
                                $36,000    36,724       14,530
                                =======   =======       ======

     Certain of the Partnership's properties are managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties.

     During 1994, certain officers and directors of the Managing General Partner acquired interests in a company which provides certain property management services to a property owned by the Partnership. The fees earned by such company from the Partnership for the three months ended March 31, 1997 and 1996 were approximately $6,800 and $7,300, respectively, all of which has been paid at March 31, 1997.

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred payment of their distributions of net cash flow and sales proceeds from the Partnership. The amount of such deferred distributions was approximately $8,049,000 as of March 31, 1997. The Partnership does not expect that the subordination requirements of the Partnership Agreement will be satisfied to permit payment of the majority of these amounts. All amounts deferred or currently payable do not bear interest.

40 BROAD STREET

     The building is 82% occupied and 89% leased at March 31, 1997. The property is budgeted to produce a nominal amount of cash flow for the Partnership and its affiliated partner in 1997.

SAN JOSE

     In February 1997, the venture entered into a simultaneous lease termination agreement with Hopkins & Carley in the 150 Almaden building and a lease expansion agreement with Price Waterhouse, an existing tenant in the building, to take the approximate 27,500 square feet occupied by Hopkins & Carley which was scheduled to expire on December 31, 1998. The terms of the Price Waterhouse expansion call for increased rent over that in the Hopkins & Carley lease and an extended lease term until February 2005. The venture will incur significant tenant improvement and lease commission costs associated with this transaction, offset partially by a lease termination fee paid by Hopkins & Carley.

PLAZA HERMOSA SHOPPING CENTER

     Occupancy at the Plaza Hermosa Shopping Center remained at 91% during the first quarter of 1997. However, included in the occupancy percentage is a tenant, who filed for bankruptcy and whose lease had expired in 1995 (approximately 6,800 square feet or 7% of the property) but remains in the center and pays rent pursuant to its original lease terms on a month-to-month basis. Pursuant to the bankruptcy code, the tenant reorganized effective January 31, 1997. The Partnership is currently in negotiations with the tenant to renew its lease on a long-term basis. Additionally, a tenant vacated on December 31, 1996, prior to the expiration of its lease (approximately 8,900 square feet or 9% of the property) due to financial difficulties. The Partnership is currently in negotiations to collect a majority of the amounts owed. The Partnership is negotiating with a replacement tenant for this location. New leases may likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. These anticipated costs upon re-leasing result in a decrease in cash flow from operations over the near-term. The Partnership is actively marketing the property for sale.

     Subsequent to the end of the quarter, the Partnership executed a non-binding letter of intent with an unaffiliated third party to sell the property. The letter of intent is subject to numerous contingencies and there can be no assurance that a sale will be consummated.

TOPANGA PLAZA

     The property is budgeted to produce cash flow for the Partnership in 1997. Sales at the center during 1996 and early 1997 were less than 1995 levels which were, in part, achieved prior to the reopening in August 1995 of a nearby competing mall which had been totally destroyed in the earthquake on January 17, 1994.

     During March 1997, Topanga received approximately $176,000 from The Broadway. Such proceeds relate to the tenant's prorata share of expenses and costs for repairs and restorations to the Topanga Plaza Shopping Center following the 1994 earthquake.

     The Partnership is currently in discussions with the joint venture partner to explore the possibility of the joint venture partner buying the Partnership's interest in the venture. There can be no assurance that any agreement will be reached in this regard.

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1997 and for the three months ended March 31, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

     Beginning in the second quarter of 1996 and through the first quarter of 1997 some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at prices ranging from between $150 and $210 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. One such offer remains open and is currently scheduled to expire in June 1997. As of the date of this report, the Partnership is aware that 2.55% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     As of March 31, 1997, the Partnership had consolidated cash and cash equivalents of approximately $22,629,000, of which approximately $20,014,000 is held by the Partnership. Of the remaining $2,615,000 (held by the Partnership's consolidated joint ventures), approximately $1,610,000 represents the Partnership's share of undistributed cash. These funds and the Partnership's cash are available for distributions to partners, tenant and capital improvements, leasing commissions, and other expenditures including a possible reduction of the letter of credit enhancing the $6,400,000 loan at the Plaza Hermosa Shopping Center as such letter of credit will require renegotiation or reissuance upon its expiration in December 1997. Although an agreement in principle has been reached with the letter of credit holder to extend the letter of credit to December 1999, there can be no assurance that such extension will be finalized.

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

     The increase in rents and other receivables at March 31, 1997 as compared to December 31, 1996 is primarily due to the timing of receipt of certain tenant receivables at the Topanga Plaza investment property.

     The increase in prepaid expenses at March 31, 1997 as compared to December 31, 1996 is primarily due to the payment, as scheduled, of real estate taxes in 1997 of approximately $244,000 at the 40 Broad Street investment property. This increase is partially offset by the reduction of approximately $150,000 in 1996 of prepaid insurance expenses at the Topanga Plaza investment property.

     The decrease in unearned rents at March 31, 1997 as compared to December 31, 1996 is primarily due to the prepayment of approximately $520,000 of rental income by tenants in 1996 at the Topanga Plaza investment property.

     The decrease in rental income for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is substantially due to the sale of the First Financial Plaza office building in September 1996. This decrease is partially offset by the receipt of proceeds totaling approximately $176,000 during 1997 from The Broadway, relating to its pro rata share of expenses and costs for repairs and restorations at the Topanga Plaza Shopping Center following the earthquake in early 1994.

     The decrease in depreciation expense for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to the sale of the First Financial Plaza office building in September 1996. In addition, the decrease is also due to the Topanga Plaza and Plaza Hermosa investment properties being identified as held for sale or disposition as of December 31, 1996 and therefore no longer subject to depreciation beyond such date.

     The increase in Partnership's share of operations of unconsolidated ventures for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to the unconsolidated San Jose venture being identified as held for sale or disposition as of December 31, 1996 and therefore no longer subject to depreciation beyond such date.

     The increase in venture partners' share of consolidated ventures' operations for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to the Topanga Plaza investment property being identified as held for sale or disposition as of December 31, 1996 and therefore no longer subject to depreciation beyond such date. In addition, the increase is due to an increase in base rentals as a result of tenant occupancies having increased during the quarter at the 40 Broad Street investment property. Such increase is also due to a reduction in assessed real estate taxes for 1997 at the 40 Broad Street investment property. However, this increase is partially offset by the sale of the First Financial Plaza office building in September 1996.

     The Partnership's share of gain on sale of investment properties from unconsolidated venture of $1,412,610 in 1996 is due to the gain recognized on the sale of the 190 San Fernando building and one of the parking structures at the San Jose investment property.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                              OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1997.

                                               1996                           1997
                                   ------------------------------- ------------------------------
                                  At        At        At       At      At      At      At     At
                                 3/31      6/30      9/30    12/31    3/31    6/30    9/30  12/31
                                 ----      ----      ----    -----    ----    ----   -----  -----
1. Park Center Financial
    Plaza
    San Jose, California . . . .  85%       85%       87%      85%     86%

2. Topanga Plaza
    Los Angeles, California. . .  98%       94%       98%      98%     97%

3. 40 Broad Street
    New York, New York . . . . .  75%       78%       81%      74%     82%

4. Plaza Hermosa
    Shopping Center
    Hermosa Beach, California. .  95%       93%       92%      91%     91%



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

               4-C.    Letter of credit agreement between JMB Income
Properties, Ltd-XII and Dresdner Bank AG dated November 15, 1994 relating to the letter of credit extension at Plaza Hermosa is hereby incorporated herein by reference to the Partnership's report on Form 10-K (File No. 0-16108) dated March 27, 1995.

               4-D.    Mortgage loan agreement, Amended and Restated
Deed of Trust, Security Agreement with assignment of Rents and Fixture Filing and Real Estate tax escrow and Security Agreement between San Jose and Connecticut General Life Insurance Co. dated November 30, 1994 is hereby incorporated herein by reference to the Partnership's report on Form 10-K (File No. 0-16108) dated March 27, 1995.

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

               27.     Financial Data Schedule

       (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                            SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               JMB INCOME PROPERTIES, LTD. - XII

               BY:  JMB Realty Corporation
                    (Managing General Partner)




                    By:   GAILEN J. HULL
                          Gailen J. Hull, Senior Vice President
                    Date: May 9, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                          GAILEN J. HULL
                          Gailen J. Hull, Principal Accounting Officer
                    Date: May 9, 1997