Form 10-Q
period 1997-06-30
JMB INCOME PROPERTIES LTD XII
filed 1997-08-14
CIK 765813

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended June 30, 1997 Commission file #0-16108



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

                                  CONSOLIDATED BALANCE SHEETS
                              JUNE 30, 1997 AND DECEMBER 31, 1996

                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                                  JUNE 30,     DECEMBER 31,
                                                                    1997          1996
                                                                -------------  -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $  23,865,034   22,821,808
  Rents and other receivables, net of allowance for
    doubtful accounts of $72,580 at June 30,
    1997 and $255,866 at December 31, 1996 . . . . . . . . . .      1,413,165    1,650,108
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .          8,246      282,111
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . .      1,148,183    1,053,916
                                                                 ------------  -----------
        Total current assets . . . . . . . . . . . . . . . . .     26,434,628   25,807,943
                                                                 ------------  -----------
Investment property, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,765,194    1,765,194
  Buildings and improvements . . . . . . . . . . . . . . . . .     23,171,607   22,602,302
                                                                 ------------  -----------
                                                                   24,936,801   24,367,496
  Less accumulated depreciation. . . . . . . . . . . . . . . .     15,202,196   14,873,703
                                                                 ------------  -----------
        Property held for investment, net of
          accumulated depreciation . . . . . . . . . . . . . .      9,734,605    9,493,793

  Properties held for sale or disposition. . . . . . . . . . .     90,932,969   90,811,933
                                                                 ------------  -----------
        Total investment properties. . . . . . . . . . . . . .    100,667,574  100,305,726

Investment in unconsolidated ventures, at equity . . . . . . .      5,636,351    4,848,158
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      6,138,867    6,491,467
Accrued rents receivable . . . . . . . . . . . . . . . . . . .      1,525,229    1,220,651
                                                                 ------------  -----------
                                                                 $140,402,649  138,673,945
                                                                 ============  ===========




                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                            CONSOLIDATED BALANCE SHEETS - CONTINUED


                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                          ------------------------------------------

                                                                  JUNE 30,     DECEMBER 31,
                                                                    1997          1996
                                                                -------------  -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $    482,266      458,557
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .      1,413,204    1,601,488
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .        502,849      503,951
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . .        456,409      595,723
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .      2,854,728    3,159,719
Tenant security deposits . . . . . . . . . . . . . . . . . . .        212,462      200,990
Long-term debt, less current portion . . . . . . . . . . . . .     63,383,517   63,630,727
                                                                 ------------  -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . .     66,450,707   66,991,436

Venture partners' subordinated equity in ventures. . . . . . .     16,775,532   16,922,369

Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .         11,123       11,123
    Cumulative net earnings (losses) . . . . . . . . . . . . .      1,050,195      915,607
                                                                 ------------  -----------
                                                                    1,061,318      926,730
                                                                 ------------  -----------
  Limited partners (189,684 interests):
    Capital contributions, net of offering costs . . . . . . .    171,306,452  171,306,452
    Cumulative net earnings (losses) . . . . . . . . . . . . .    (21,070,318) (24,300,420)
    Cumulative cash distributions. . . . . . . . . . . . . . .    (94,121,042) (93,172,622)
                                                                 ------------  -----------
                                                                   56,115,092   53,833,410
                                                                 ------------  -----------
        Total partners' capital accounts . . . . . . . . . . .     57,176,410   54,760,140
                                                                 ------------  -----------
                                                                 $140,402,649  138,673,945
                                                                 ============  ===========

                 See accompanying notes to consolidated financial statements.

                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                       THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                          (UNAUDITED)


                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30                   JUNE 30
                                         ----------------------------------------------------
                                               1997         1996        1997         1996
                                           -----------   ---------- -----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . $ 5,776,565    7,134,444  12,674,675   14,569,471
  Interest income. . . . . . . . . . . . .     289,035      278,627     599,323      570,040
                                           -----------   ----------  ----------   ----------
                                             6,065,600    7,413,071  13,273,998   15,139,511
                                           -----------   ----------  ----------   ----------
Expenses:
  Mortgage and other interest. . . . . . .   1,487,344    2,193,221   3,044,738    4,280,653
  Depreciation . . . . . . . . . . . . . .     165,375    1,074,926     328,493    2,455,477
  Property operating expenses. . . . . . .   2,228,212    3,298,310   4,721,516    6,434,340
  Professional services. . . . . . . . . .      92,831       61,157     169,348      154,860
  Amortization of deferred expenses. . . .     302,465      319,610     578,491      618,298
  General and administrative . . . . . . .     167,640      155,287     279,752      255,782
                                           -----------   ----------  ----------   ----------
                                             4,443,867    7,102,511   9,122,338   14,199,410
                                           -----------   ----------  ----------   ----------
        Operating earnings (loss). . . . .   1,621,733      310,560   4,151,660      940,101
Partnership's share of operations of
  unconsolidated ventures. . . . . . . . .     448,849       77,446     788,193      229,229
Venture partners' share of
  ventures' operations . . . . . . . . . .    (653,541)       6,215  (1,575,163)    (192,138)
                                           -----------   ----------  ----------   ----------
        Net operating earnings (loss). . .   1,417,041      394,221   3,364,690      977,192
Partnership's share of gain on
  sale of investment properties
  of unconsolidated venture. . . . . . . .       --           --          --       1,412,610
                                           -----------   ----------  ----------   ----------
        Net earnings (loss). . . . . . . . $ 1,417,041      394,221   3,364,690    2,389,802
                                           ===========   ==========  ==========   ==========




                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30                   JUNE 30
                                         ----------------------------------------------------
                                               1997         1996        1997         1996
                                           -----------   ---------- -----------   ----------

        Net earnings (loss) per
         limited partnership interest:
          Net operating earnings (loss). . $      7.17         2.00       17.03         4.95
          Partnership's share of gain
            on sale of investment
            properties of uncon-
            solidated venture. . . . . . .       --           --          --            7.37
                                           -----------   ----------  ----------   ----------

              Net earnings (loss). . . . . $      7.17         2.00       17.03        12.32
                                           ===========   ==========  ==========   ==========
        Cash distributions per
          limited partnership
          interest . . . . . . . . . . . . $      5.00        20.00        5.00        22.50
                                           ===========   ==========  ==========   ==========



















                 See accompanying notes to consolidated financial statements.

                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                            SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                          (UNAUDITED)
                                                                      1997           1996
                                                                  ------------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . .$  3,364,690     2,389,802
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .     328,493     2,455,477
    Amortization of deferred expenses. . . . . . . . . . . . . . .     578,491       618,298
    Partnership's share of operations of unconsolidated
      ventures, net of distributions . . . . . . . . . . . . . . .    (788,193)    1,412,609
    Partnership's share of gain on sale of investment
      properties of unconsolidated venture . . . . . . . . . . . .       --       (1,412,610)
    Venture partners' share of ventures' operations. . . . . . . .   1,575,163       192,138
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . .     236,943        33,407
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .     273,865       130,133
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .     (94,267)      (76,804)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .    (304,578)      257,309
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .    (188,284)     (601,855)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .      (1,102)      116,260
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .    (139,314)       43,122
    Tenant security deposits . . . . . . . . . . . . . . . . . . .      11,472       (84,547)
                                                                  ------------   -----------
        Net cash provided by (used in) operating activities. . . .   4,853,379     5,472,739
                                                                  ------------   -----------
Cash flows from investing activities:
  Additions to investment properties . . . . . . . . . . . . . . .    (690,341)     (856,337)
  Partnership's distributions from unconsolidated
    ventures . . . . . . . . . . . . . . . . . . . . . . . . . . .       --        1,946,162
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .    (225,891)      (82,796)
                                                                  ------------   -----------
        Net cash provided by (used in) investing activities. . . .    (916,232)    1,007,029
                                                                  ------------   -----------




                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                      1997           1996
                                                                  ------------   -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .    (223,501)     (349,599)
  Venture partners' contributions to venture . . . . . . . . . . .       --          100,648
  Distributions to venture partners. . . . . . . . . . . . . . . .  (1,722,000)   (1,491,392)
  Distributions to limited partners. . . . . . . . . . . . . . . .    (948,420)   (4,289,229)
                                                                  ------------   -----------
        Net cash provided by (used in) financing activities. . . .  (2,893,921)   (6,029,572)
                                                                  ------------   -----------
        Net increase (decrease) in cash and cash equivalents . . .   1,043,226       450,196

        Cash and cash equivalents, beginning of year . . . . . . .  22,821,808    21,456,552
                                                                  ------------   -----------
        Cash and cash equivalents, end of period . . . . . . . . .$ 23,865,034    21,906,748
                                                                  ============   ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$  3,045,840     4,331,502
                                                                  ============   ===========
  Non-cash investing and financing activities. . . . . . . . . . .$      --            --
                                                                  ============   ===========




















                 See accompanying notes to consolidated financial statements.

               JMB INCOME PROPERTIES, LTD. - XII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    JUNE 30, 1997 AND 1996

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

     The results of operations, net of venture partners' share of ventures' operations, for the six months ended June 30, 1997 and 1996 for consolidated properties classified as held for sale or disposition or sold or disposed of during the past two years were $2,074,622 and $321,612, respectively. In addition, the accompanying consolidated financial statements include $788,193 and $229,229, respectively, of the Partnership's share of total property operations of $1,576,388 and $458,456 for the six months ended June 30, 1997 and 1996, respectively, for unconsolidated properties which are held for sale or disposition or have been sold or disposed of during the past two years.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only has general and limited partnership interests, the Partnership does not expect any significant impact on its consolidated financial statements upon adoption of these standards when required at the end of 1997.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 were as follows:

                                                   Unpaid at
                                                   June 30,
                              1997       1996        1997
                            --------    ------   -------------
Property management
 and leasing fees. . . . .  $ 45,166    37,486         --
Insurance commissions. . .    20,382    35,540         --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-
 related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties . .    29,060    66,225       26,151
                            --------   -------       ------
                            $ 94,608   139,251       26,151
                            ========   =======       ======

     Certain of the Partnership's properties are managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties.

     During 1994, certain officers and directors of the Managing General Partner acquired interests in a company which provides certain property management services to a property owned by the Partnership. The fees earned by such company from the Partnership for the six months ended June 30, 1997 and 1996 were approximately $15,037 and $20,627, respectively, all of which has been paid at June 30, 1997.

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred payment of their distributions of net cash flow and sales proceeds from the Partnership. The amount of such deferred distributions was approximately $8,154,000 as of June 30, 1997. The Partnership does not expect that the subordination requirements of the Partnership Agreement will be satisfied to permit payment of the majority of these amounts. All amounts deferred or currently payable do not bear interest.

40 BROAD STREET

     The building's occupancy increased to 90% during the second quarter, up from 82% at the end of the first quarter primarily due to the move-in of Northern Trust Bank (13,338 square feet) and Info Image Inc. (7,420 square feet). A majority of the remaining vacancy is contained on the upper floors of the building. After payment of costs associated with recent leasing, the building is expected to produce a small amount of cash flow for the Partnership and its affiliated partner in 1997.

     The 40 Broad Street venture has subsequently committed to a plan to sell the property and has classified the remaining assets as held for sale as of July 1, 1997 and these assets will therefore no longer be subject to continued depreciation beyond such date.

SAN JOSE

     In February 1997, the venture entered into a simultaneous lease termination agreement with Hopkins & Carley in the 150 Almaden building and a lease expansion agreement with Price Waterhouse, an existing tenant in the building, to take the approximate 27,500 square feet occupied by Hopkins & Carley which was scheduled to expire on December 31, 1998. The terms of the Price Waterhouse expansion call for increased rent over that in the Hopkins & Carley lease and an extended lease term until February 2005. Full occupancy by Price Waterhouse is scheduled to take place by the end of the third quarter. The venture will incur approximately $700,000 in tenant improvement and approximately $207,000 in lease commission costs associated with this transaction, offset partially by a lease termination fee of approximately $168,000 which has been paid by Hopkins & Carley.

PLAZA HERMOSA SHOPPING CENTER

     Occupancy at the Plaza Hermosa Shopping Center remained at 91% during the second quarter of 1997. However, included in the occupancy percentage is a tenant who filed for bankruptcy and whose lease expired in 1995 (approximately 6,800 square feet or 7% of the property), but remains in the center and pays percentage rent pursuant to an amendment of its original lease terms on a month-to-month basis. Pursuant to Chapter 11 of the Federal bankruptcy code, the tenant reorganized effective January 31, 1997.

Additionally, a tenant vacated on December 31, 1996, prior to the expiration of its lease (approximately 8,900 square feet or 9% of the property) due to financial difficulties. The Partnership reached an agreement with the tenant, whereby the tenant agreed to pay a lease termination fee of approximately $201,000 which constituted a majority of the amounts owed. To date, approximately $100,000 remains unpaid and is scheduled to be collected upon the closing of the escrow with the replacement tenant for this location. The Partnership recently executed a lease with the replacement tenant for this location. Such closing is anticipated to take place during the third quarter of 1997.

     The Partnership is actively marketing the property for sale. In May 1997, the Partnership executed a non-binding letter of intent with an unaffiliated third party to sell the property. Subsequently, in July, the Partnership entered into a sale agreement with the unaffiliated buyer. The agreement is subject to certain conditions (as defined in the sale agreement) and there can be no assurance that a sale will be consummated on any terms. If the property is sold under the proposed terms, the Partnership would recognize a gain of approximately $4,700,000 and $2,700,000 for financial reporting and Federal income tax purposes respectively, in 1997, all of which will be allocable to the Partnership.


TOPANGA PLAZA

     The property is budgeted to produce cash flow for the Partnership in 1997. Sales at the center during 1996 and early 1997 have been less than 1995 levels which were, in part, achieved prior to the reopening in August 1995 of a nearby competing mall which had been totally destroyed in the earthquake on January 17, 1994.

     During March 1997, Topanga received approximately $176,000 from The Broadway. Such proceeds relate to the tenant's prorata share of expenses and costs for repairs and restorations to the Topanga Plaza Shopping Center following the 1994 earthquake.

     Montgomery Ward, a major department store which owns its own facility, filed for bankruptcy protection pursuant to Chapter 11 of the Federal bankruptcy code on July 7, 1997. The store continues to operate and fulfill its obligations under its operating agreement.

     During July 1997, Topanga made a distribution of $200,000 of which the Partnership's share was $116,000.

     The Partnership is currently in discussions with the joint venture partner to explore the possibility of the joint venture partner buying the Partnership's interest in the venture. There can be no assurance that any agreement will be reached in this regard.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

     Beginning in the second quarter of 1996 and through the second quarter of 1997 some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at prices ranging from between $150 and $210 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All such offers have expired. As of the date of this report, the Partnership is aware that 4.24% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     As of June 30, 1997, the Partnership had consolidated cash and cash equivalents of approximately $23,865,000, of which approximately $20,040,000 is held by the Partnership. Of the remaining $3,825,000 (held by the Partnership's consolidated joint ventures), approximately $2,381,000 represents the Partnership's share of undistributed cash. These funds and the Partnership's cash are available for distributions to partners, tenant and capital improvements, leasing commissions, and other expenditures including its share of the costs for a possible expansion and mall enhancement at Topanga Plaza Shopping Center and/or a possible reduction of the letter of credit enhancing the $6,400,000 loan at the Plaza Hermosa Shopping Center as such letter of credit will require renegotiation or reissuance upon its expiration in December 1997. Although an agreement in principle has been reached with the letter of credit holder to extend the letter of credit to December 1999, there can be no assurance that such extension will be finalized.

     After reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999, perhaps in the 1997-1998 timeframe, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements are primarily the result of the sale of the First Financial Plaza office building in September 1996.

     The increase in accrued rents receivable at June 30, 1997 as compared to December 31, 1996 is primarily due to accrued rents on new leases recently executed at the 40 Broad Street investment property.

     The decrease in rental income for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to the sale of the First Financial Plaza office building in September 1996. This decrease is partially offset by the receipt of proceeds totaling approximately $176,000 during the first quarter of 1997 from The Broadway, relating to its pro rata share of expenses and costs for repairs and restorations at the Topanga Plaza Shopping Center following the earthquake in early 1994.

     The decrease in depreciation expense for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to the sale of the First Financial Plaza office building in September 1996. In addition, the decrease is also due to the Topanga Plaza and Plaza Hermosa investment properties being identified as held for sale or disposition as of December 31, 1996 and therefore no longer subject to depreciation beyond such date.

     The increase in Partnership's share of operations of unconsolidated ventures for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to an increase in earnings of the San Jose venture due to the San Jose properties being identified as held for sale or disposition as of December 31, 1996 and therefore no longer subject to depreciation beyond such date.

     The increase in venture partners' share of ventures' operations for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to the Topanga Plaza investment property being identified as held for sale or disposition as of December 31, 1996 and therefore no longer subject to depreciation beyond such date. In addition, the increase is due to an increase in base rentals as a result of tenant occupancies having increased during 1997 at the 40 Broad Street investment property. Such increase is also due to a reduction in assessed real estate taxes for 1997 at the 40 Broad Street investment property. However, this increase is partially offset by the sale of the First Financial Plaza office building in September 1996.

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

                                            1996                         1997
                                -------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1. Park Center Financial
    Plaza
    San Jose, California . . .  85%      85%      87%       85%    86%    87%

2. Topanga Plaza
    Los Angeles, California. .  98%      94%      98%       98%    97%    98%

3. 40 Broad Street
    New York, New York . . . .  75%      78%      81%       74%    82%    90%

4. Plaza Hermosa
    Shopping Center
    Hermosa Beach, California.  95%      93%      92%       91%    91%    91%



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


              JMB INCOME PROPERTIES, LTD. - XII

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:  GAILEN J. HULL
                        Gailen J. Hull, Senior Vice President
                   Date:August 8, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        GAILEN J. HULL
                        Gailen J. Hull, Principal Accounting Officer
                   Date:August 8, 1997