Form 10-Q
period 1997-09-30
JMB INCOME PROPERTIES LTD XII
filed 1997-11-14
CIK 765813

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1997                  Commission file #0-16108



               JMB INCOME PROPERTIES, LTD. - XII
    (Exact name of registrant as specified in its charter)




         Illinois                     36-3337796
(State of organization)    (IRS Employer Identification No.)




  900 N. Michigan Ave., Chicago, IL      60611
(Address of principal executive office)(Zip Code)




Registrant's telephone number, including area code 312/915-1987




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3

Item 2.  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations . . . . . . . . .     13





PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . .     16

Item 6.  Exhibits and Reports on Form 8-K. . . . . .     17

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    1997          1996
                                                                -------------  -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .   $ 24,766,023   22,821,808
  Rents and other receivables, net of allowance for
    doubtful accounts of $12,010 at September 30,
    1997 and $255,866 at December 31, 1996 . . . . . . . . . .        633,844      774,707
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .        522,382      282,111
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . .      1,164,203    1,053,916
                                                                 ------------  -----------
        Total current assets . . . . . . . . . . . . . . . . .     27,086,452   24,932,542
                                                                 ------------  -----------
Investment property:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --       1,765,194
  Buildings and improvements . . . . . . . . . . . . . . . . .          --      22,602,302
                                                                 ------------  -----------
                                                                        --      24,367,496
  Less accumulated depreciation. . . . . . . . . . . . . . . .          --      14,873,703
                                                                 ------------  -----------
        Property held for investment, net of
          accumulated depreciation . . . . . . . . . . . . . .          --       9,493,793

  Properties held for sale or disposition. . . . . . . . . . .    101,118,834   90,811,933
                                                                 ------------  -----------
        Total investment properties. . . . . . . . . . . . . .    101,118,834  100,305,726

Investment in unconsolidated ventures, at equity . . . . . . .      5,972,528    4,848,158
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      5,987,340    6,491,467
Accrued rents receivable . . . . . . . . . . . . . . . . . . .      2,864,497    2,096,052
                                                                 ------------  -----------
                                                                 $143,029,651  138,673,945
                                                                 ============  ===========




                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                            CONSOLIDATED BALANCE SHEETS - CONTINUED


                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                          ------------------------------------------

                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    1997          1996
                                                                -------------  -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $    494,577      458,557
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        964,727    1,601,488
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .        521,717      503,951
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . .        364,863      595,723
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .      2,345,884    3,159,719
Tenant security deposits . . . . . . . . . . . . . . . . . . .        270,447      200,990
Long-term debt, less current portion . . . . . . . . . . . . .     63,255,159   63,630,727
                                                                 ------------  -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . .     65,871,490   66,991,436

Venture partners' subordinated equity in ventures. . . . . . .     17,772,441   16,922,369

Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .         11,123       11,123
    Cumulative net earnings (losses) . . . . . . . . . . . . .      1,138,567      915,607
                                                                 ------------  -----------
                                                                    1,149,690      926,730
                                                                 ------------  -----------
  Limited partners (189,684 interests):
    Capital contributions, net of offering costs . . . . . . .    171,306,452  171,306,452
    Cumulative net earnings (losses) . . . . . . . . . . . . .    (18,949,380) (24,300,420)
    Cumulative cash distributions. . . . . . . . . . . . . . .    (94,121,042) (93,172,622)
                                                                 ------------  -----------
                                                                   58,236,030   53,833,410
                                                                 ------------  -----------
        Total partners' capital accounts . . . . . . . . . . .     59,385,720   54,760,140
                                                                 ------------  -----------
                                                                 $143,029,651  138,673,945
                                                                 ============  ===========

                 See accompanying notes to consolidated financial statements.

                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                          (UNAUDITED)
                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30              SEPTEMBER 30
                                         -------------------------- ------------------------
                                               1997         1996        1997         1996
                                           -----------   ---------- -----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . $ 6,411,836    7,379,950  19,086,511   21,949,421
  Interest income. . . . . . . . . . . . .     307,565      297,925     906,888      867,965
                                           -----------   ----------  ----------   ----------
                                             6,719,401    7,677,875  19,993,399   22,817,386
                                           -----------   ----------  ----------   ----------
Expenses:
  Mortgage and other interest. . . . . . .   1,596,525    1,870,157   4,641,263    6,150,810
  Depreciation . . . . . . . . . . . . . .       --       1,095,958     328,493    3,551,435
  Property operating expenses. . . . . . .   2,509,467    3,119,609   7,230,983    9,553,949
  Professional services. . . . . . . . . .      21,676       91,256     191,024      246,116
  Amortization of deferred expenses. . . .     228,364      269,435     806,855      887,733
  General and administrative . . . . . . .      88,128      102,361     367,880      358,143
                                           -----------   ----------  ----------   ----------
                                             4,444,160    6,548,776  13,566,498   20,748,186
                                           -----------   ----------  ----------   ----------
        Operating earnings (loss). . . . .   2,275,241    1,129,099   6,426,901    2,069,200
Partnership's share of operations of
  unconsolidated ventures. . . . . . . . .     336,177       93,771   1,124,370      323,000
Venture partners' share of ventures'
 operations before extraordinary gain. . .    (795,813)    (461,558) (2,370,976)    (653,696)
                                           -----------   ----------  ----------   ----------
        Net operating earnings (loss). . .   1,815,605      761,312   5,180,295    1,738,504
Partnership's share of gain on
  sale of investment properties
  of unconsolidated venture. . . . . . . .       --           --          --       1,412,610
Gain on sale of investment property,
  net of venture partner's share of
  $1,270,596 . . . . . . . . . . . . . . .       --       1,611,977       --       1,611,977
                                            ----------   ----------  ----------   ----------
        Net earnings (loss) before
         extraordinary gain. . . . . . . .   1,815,605    2,373,289   5,180,295    4,763,091
Extraordinary gain (net of venture
  partner's share of $285,096) . . . . . .     393,705        --        393,705        --
                                           -----------   ----------  ----------   ----------
        Net earnings (loss). . . . . . . . $ 2,209,310    2,373,289   5,574,000    4,763,091
                                           ===========   ==========  ==========   ==========




                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30              SEPTEMBER 30
                                           ------------------------ ------------------------
                                               1997         1996        1997         1996
                                           -----------   ---------- -----------   ----------

        Net earnings (loss) per
         limited partnership interest:
          Net operating earnings (loss). . $      9.19         3.85       26.22         8.80
          Partnership's share of gain
            on sale of investment
            properties of uncon-
            solidated venture. . . . . . .       --           --          --            7.37
          Gain on sale of investment
            property, net  . . . . . . . .       --            8.41       --            8.41
          Extraordinary gain, net. . . . .        1.99        --           1.99        --
                                           -----------   ----------  ----------   ----------

              Net earnings (loss). . . . . $     11.18        12.26       28.21        24.58
                                           ===========   ==========  ==========   ==========
        Cash distributions per
          limited partnership
          interest . . . . . . . . . . . . $     --           --           5.00        22.50
                                           ===========   ==========  ==========   ==========














                 See accompanying notes to consolidated financial statements.

                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                         NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                          (UNAUDITED)
                                                                      1997           1996
                                                                  ------------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . .$  5,574,000     4,763,091
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .     328,493     3,551,435
    Amortization of deferred expenses. . . . . . . . . . . . . . .     806,855       887,733
    Partnership's share of operations of unconsolidated
      ventures . . . . . . . . . . . . . . . . . . . . . . . . . .  (1,124,370)     (323,000)
    Partnership's share of gain on sale of investment
      properties of unconsolidated venture . . . . . . . . . . . .       --       (1,412,610)
    Venture partners' share of ventures' operations,
      gain on sale and extraordinary gain. . . . . . . . . . . . .   2,656,072     1,924,292
    Total gain on sale of investment property. . . . . . . . . . .       --       (2,882,574)
    Extraordinary gain . . . . . . . . . . . . . . . . . . . . . .    (678,801)        --
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . .     140,863       629,883
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .    (240,271)     (319,197)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .    (110,287)     (115,095)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .    (768,445)      356,012
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .      42,040       (16,973)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .      17,766        (6,431)
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .    (230,860)        7,125
    Tenant security deposits . . . . . . . . . . . . . . . . . . .      69,457      (296,224)
                                                                  ------------   -----------
        Net cash provided by (used in) operating activities. . . .   6,482,512     6,747,467
                                                                  ------------   -----------
Cash flows from investing activities:
  Additions to investment properties . . . . . . . . . . . . . . .  (1,141,601)   (1,409,730)
  Cash proceeds on sale of investment property . . . . . . . . . .       --       12,985,931
  Partnership's distributions from unconsolidated
    ventures . . . . . . . . . . . . . . . . . . . . . . . . . . .       --        3,588,000
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .    (302,728)     (446,023)
                                                                  ------------   -----------
        Net cash provided by (used in) investing activities. . . .  (1,444,329)   14,718,178
                                                                  ------------   -----------





                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                      1997           1996
                                                                  ------------   -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .    (339,548)     (515,032)
  Venture partners' contributions to venture . . . . . . . . . . .       --          100,648
  Distributions to venture partners. . . . . . . . . . . . . . . .  (1,806,000)   (7,015,736)
  Distributions to limited partners. . . . . . . . . . . . . . . .    (948,420)   (4,289,229)
                                                                  ------------   -----------
        Net cash provided by (used in) financing activities. . . .  (3,093,968)  (11,719,349)
                                                                  ------------   -----------
        Net increase (decrease) in cash and cash equivalents . . .   1,944,215     9,746,296

        Cash and cash equivalents, beginning of year . . . . . . .  22,821,808    21,456,552
                                                                  ------------   -----------
        Cash and cash equivalents, end of period . . . . . . . . .$ 24,766,023    31,202,848
                                                                  ============   ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$  4,623,497     6,157,241
                                                                  ============   ===========
  Non-cash investing and financing activities:
    Total sales proceeds from sale of investment property,
      net of selling expenses. . . . . . . . . . . . . . . . . . .$      --       37,674,329
    Principal balance due on mortgage payable. . . . . . . . . . .       --      (24,704,555)
    Closing costs payable. . . . . . . . . . . . . . . . . . . . .       --           16,157
                                                                  ------------   -----------
        Cash proceeds from sale of investment property,
          net of selling expenses. . . . . . . . . . . . . . . . .$      --       12,985,931
                                                                  ============   ===========













                 See accompanying notes to consolidated financial statements.

               JMB INCOME PROPERTIES, LTD. - XII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SEPTEMBER 30, 1997 AND 1996

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

     As of September 30, 1997, the Partnership and its consolidated ventures have or have previously committed to plans to sell or dispose of all their remaining investment properties. Accordingly, all consolidated properties have been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The results of operations for the nine months ended September 30, 1997 and 1996 for consolidated properties classified as held for sale or disposition or sold or disposed of during the past two years were $6,918,775 and $2,011,105, respectively. In addition, the accompanying consolidated financial statements include $1,124,370 and $323,000, respectively, of the Partnership's share of total property operations of $2,248,741 and $645,997 for the nine months ended September 30, 1997 and 1996, respectively, for unconsolidated properties which are held for sale or disposition or have been sold or disposed of during the past two years.

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

     Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996 were as follows:

                                                   Unpaid at
                                                 September 30,
                              1997       1996        1997
                            --------    ------   -------------
Property management
 and leasing fees. . . . .  $ 61,500    76,190        --
Insurance commissions. . .    23,257    33,233        --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-
 related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties . .    43,593    59,984       25,659
                            --------   -------       ------
                            $128,350   169,407       25,659
                            ========   =======       ======

     Certain of the Partnership's properties are managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties.

     During 1994, certain officers and directors of the Managing General Partner acquired interests in a company which provides certain property management services to a property owned by the Partnership. The fees earned by such company from the Partnership for the nine months ended September 30, 1997 and 1996 were approximately $23,474 and $29,071, respectively, all of which has been paid at September 30, 1997.

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred payment of their distributions of net cash flow and sales proceeds from the Partnership. The amount of such deferred distributions was approximately $8,154,000 as of September 30, 1997. The Partnership does not expect that the subordination requirements of the Partnership Agreement will be satisfied to permit payment of the majority of these amounts. All amounts deferred or currently payable do not bear interest.

40 BROAD STREET

     The building's occupancy decreased to 88% at the end of the quarter, down from 90% at the end of the previous quarter due to the lease expiration and subsequent move-out by U.S. Fidelity & Guaranty (5,572 square feet or 2% of the building). A majority of the remaining vacancy is contained on the upper floors of the building. After payment of costs associated with recent leasing, the building is expected to produce a small amount of cash flow for the Partnership and its affiliated partner in 1997.

     During the quarter, the Partnership and its affiliated partner commenced marketing this property for sale. In November 1997, the Partnership and affiliated partner executed a non-binding letter of intent with an unaffiliated third party to sell the property. The letter of intent contemplates a closing prior to the end of the year. However, the finalization of the sale is subject to numerous conditions, including due diligence review by the prospective purchaser and final documentation acceptable to both parties. Therefore, there are no assurances that this or any sale of the property will be finalized. If the sale is completed on the proposed terms, the Partnership and the affiliated partner would recognize a gain for financial reporting purposes (predominantly due to provisions for value impairment totaling approximately $52,000,000 recorded in 1990 and 1991) and a loss for Federal income tax reporting purposes.

SAN JOSE

     Occupancy of the office complex remained at 87% during the quarter. The joint venture entered into several new leases in the third quarter, bringing the property's leased occupancy to 95%.

     In February 1997, the venture entered into a simultaneous lease termination agreement with Hopkins & Carley in the 150 Almaden building and a lease expansion agreement with Price Waterhouse, an existing tenant in the building, to take approximately 27,500 square feet occupied by Hopkins & Carley which was scheduled to expire on December 31, 1998. The terms of the Price Waterhouse expansion call for increased rent over that in the Hopkins & Carley lease and an extended lease term until February 2005.
Full occupancy by Price Waterhouse took place during the third quarter.
The venture incurred approximately $700,000 in tenant improvement costs for the Price Waterhouse expansion, which is expected to be paid during the fourth quarter, and incurred approximately $207,000 in lease commission costs associated with this transaction, offset partially by a lease termination fee of approximately $168,000 paid by Hopkins & Carley.

     The venture is actively marketing the office complex for sale. There are no assurances that a sale will be finalized.

PLAZA HERMOSA SHOPPING CENTER

     Occupancy at the Plaza Hermosa Shopping Center remained at 91% during the third quarter of 1997. However, included in the occupancy percentage is a tenant who filed for bankruptcy and whose lease expired in 1995 (approximately 6,800 square feet or 7% of the property), but remains in the center and pays percentage rent pursuant to an amendment of its original lease terms on a month-to-month basis. Pursuant to Chapter 11 of the Federal bankruptcy code, the tenant reorganized effective January 31, 1997.

Additionally, a tenant vacated on December 31, 1996, prior to the expiration of its lease (approximately 8,900 square feet or 9% of the property) due to financial difficulties. The Partnership entered into a settlement agreement with the tenant, whereby the tenant agreed to pay a lease termination fee of approximately $201,000 which constituted a majority of the amounts owed. Upon the closing of the escrow related to the sale of the tenant's business to the replacement tenant, the remaining $100,000 due under the settlement agreement is to be paid. The Partnership recently executed a lease with the replacement tenant for this location. Such closing is anticipated to take place during the fourth quarter of 1997. The property is producing cash flow for the Partnership.

     The letter of credit enhancing the $6,400,000 loan at the Plaza Hermosa Shopping Center will require renegotiation or reissuance upon its expiration in December 1997. Although an agreement has been reached with the letter of credit holder to extend the letter of credit to December 1999, it is subject to final documentation and, as such, there can be no assurance that such extension will be finalized.

     The Partnership is actively marketing the property for sale. In July 1997, the Partnership entered into a sale agreement with an unaffiliated third party, subject to certain conditions (as defined in the sale agreement). The sale, however, did not materialize. In October 1997, the Partnership executed a non-binding letter of intent, subject to certain contingencies, with a different unaffiliated third party to sell the property. There can be no assurance that a sale will be consummated on these or any terms. If the property is sold under the proposed terms, the Partnership would recognize a gain for financial reporting and Federal income tax purposes, all of which will be allocable to the Partnership.

TOPANGA PLAZA

     The property is producing cash flow for the Partnership in 1997. Sales at the center during 1996 and 1997 have been less than 1995 levels which were, in part, achieved prior to the reopening in August 1995 of a nearby competing mall which had been totally destroyed in the 1994 earthquake.

     During March 1997, Topanga received approximately $176,000 from The Broadway, a department store at the shopping center. Such proceeds relate to the tenant's prorata share of expenses and costs for repairs and restorations to the Topanga Plaza Shopping Center following the earthquake.

     Montgomery Ward, a major department store which owns its own facility, filed for bankruptcy protection pursuant to Chapter 11 of the Federal bankruptcy code on July 7, 1997. The store continues to operate and fulfill its obligations under its operating agreement. The venture is considering the possibility of purchasing the Ward store to protect the value of the shopping center.

     During the third quarter, approximately $679,000 of the approximate $770,000 remaining previously accrued costs related to earthquake damage in 1994 was reversed and recognized as an extraordinary gain. This liability was established in 1994 for Topanga's share of the estimated repair costs due to the earthquake damage. The approximate $679,000 reversal is attributable to repairs which are no longer considered necessary as a result of previously overestimated repair costs.

     On October 30, 1997, Topanga made a distribution of operating cash flow for 1997 of $1,200,000, of which the Partnership's share was $696,000.

     The Partnership is currently in discussions with the joint venture partner to explore the possibility of the joint venture partner buying the Partnership's interest in the venture. There can be no assurance that any agreement will be reached in this regard.

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for JMB/San Jose Associates for the nine months ended September 30, 1997 and 1996 is as follows:

                                    1997           1996
                                 ----------     ----------

     Total income. . . . . .     $6,682,547      6,697,166
                                 ==========     ==========
     Operating income. . . .     $2,248,741        645,997
                                 ==========     ==========
     Net earnings to the
       Partnership . . . . .     $1,124,370        323,000
                                 ==========     ==========
     Partnership's share
       of gain on sale . . .     $    --         1,412,610
                                 ==========     ==========

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

     Beginning in the second quarter of 1996 and throughout 1997 some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at prices ranging from between $150 and $210 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. One of the offers is scheduled to expire in mid November. All other such offers have expired. As of the date of this report, the Partnership is aware that 4.89% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. The Partnership has been notified that an unaffiliated third party intends to commence an offer for approximately 6,500 Interests (approximately 3.4% of the outstanding Interests) at $305 per Interest, and it is possible that other offers for Interests may be made by unaffiliated third parties in the future. However, there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     As of September 30, 1997, the Partnership had consolidated cash and cash equivalents of approximately $24,766,000, of which approximately $20,487,000 is held by the Partnership. Of the remaining $4,279,000 (held by the Partnership's consolidated joint ventures), approximately $2,635,000 represents the Partnership's share of undistributed cash. During October 1997, $696,000 of such previously undistributed cash was received from the Topanga venture. These funds are available for distribution to partners, tenant and capital improvements, leasing commissions, and other expenditures including the Partnership's share of the costs for a possible expansion and mall enhancement at Topanga Plaza Shopping Center and/or a possible reduction of the letter of credit enhancing the $6,400,000 loan at the Plaza Hermosa Shopping Center as such letter of credit will require renegotiation or reissuance upon its expiration in December 1997. Although an agreement has been reached with the letter of credit holder to extend the letter of credit to December 1999, it is subject to final documentation and, as such, there can be no assurance that such extension will be finalized.

     After reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999, perhaps in the 1998 timeframe, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements are primarily the result of the sale of the First Financial Plaza office building in September 1996.

     The increase in prepaid expenses at September 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payment of insurance premiums at the Topanga Plaza investment property.

     The increase in accrued rents receivable at September 30, 1997 as compared to December 31, 1996 is primarily due to accrued rents on new leases recently executed at the 40 Broad Street investment property.

     The decrease in accounts payable at September 30, 1997 as compared to December 31, 1996, and the related extraordinary gain for the three and nine months ended September 30, 1997, is primarily due to the reversal of approximately $679,000 of accrued costs related to earthquake damage in 1994 at the Topanga Plaza investment property, as more fully discussed in the Notes.

     The decrease in unearned rents at September 30, 1997 as compared to December 31, 1996 is primarily due to the timing of rental receipts at the Topanga Plaza investment property.

     The decrease in rental income for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is primarily due to the sale of the First Financial Plaza office building in September 1996. This decrease is partially offset by the receipt of proceeds totaling approximately $176,000 during the first quarter of 1997 from The Broadway, relating to its prorata share of expenses and costs for repairs and restorations at the Topanga Plaza Shopping Center following the earthquake in early 1994.

     The decrease in depreciation expense for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is primarily due to the sale of the First Financial Plaza office building in September 1996. In addition, the decrease is also due to the Topanga Plaza and Plaza Hermosa investment properties being identified as held for sale or disposition as of December 31, 1996, and the 40 Broad Street investment property being identified as held for sale or disposition as of July 1, 1997, and therefore, no longer subject to depreciation beyond such date.

     The decrease in professional services for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is primarily due to expenses incurred in 1996 in connection with tender offer matters as discussed above.

     The increase in Partnership's share of operations of unconsolidated ventures for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is primarily due to an increase in earnings of the San Jose venture due to the San Jose properties being identified as held for sale or disposition as of December 31, 1996 and therefore no longer subject to depreciation beyond such date.

     The increase in venture partners' share of ventures' operations for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is primarily due to the Topanga Plaza and 40 Broad Street investment properties being identified as held for sale or disposition as of December 31, 1996 and July 1, 1997, respectively, and therefore, no longer subject to depreciation beyond such dates. In addition, the increase is due to higher tenant occupancies causing an increase in base rentals during 1997 at the 40 Broad Street investment property. Such increase is also due to a reduction in assessed real estate taxes for 1997 at the 40 Broad Street investment property. However, this increase is partially offset by the sale of the First Financial Plaza office building in September 1996.

     The Partnership's share of gain on sale of investment properties from unconsolidated venture of $1,412,610 in 1996 is due to the gain recognized on the sale of the 190 San Fernando building and one of the parking structures at the San Jose investment property.

     The gain on sale of investment property of $1,611,977 in 1996 is due to the gain on the sale of the First Financial Plaza office building in September 1996.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1997.

                                            1996                         1997
                                -------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1. Park Center Financial
    Plaza
    San Jose, California . . .  85%      85%      87%       85%    86%    87%     87%

2. Topanga Plaza
    Los Angeles, California. .  98%      94%      98%       98%    97%    98%     98%

3. 40 Broad Street
    New York, New York . . . .  75%      78%      81%       74%    82%    90%     88%

4. Plaza Hermosa
    Shopping Center
    Hermosa Beach, California.  95%      93%      92%       91%    91%    91%     91%



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

              10-A. Acquisition documents including the venture agreement relating to the purchase by the Partnership of Topanga Plaza in Los Angeles, California, are hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-16108) dated December 31, 1985.

              10-B. Acquisition documents including the venture agreement relating to the purchase by the Partnership of 40 Broad Street in New York, New York, are hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-16108) dated December 31, 1985.

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


              JMB INCOME PROPERTIES, LTD. - XII

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:  GAILEN J. HULL
                        Gailen J. Hull, Senior Vice President
                   Date:November 12, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                   By:  GAILEN J. HULL
                        Gailen J. Hull, Principal Accounting Officer
                   Date:November 12, 1997