Form 10-K405/A
period 1996-12-31
JMB INCOME PROPERTIES LTD XII
filed 1998-03-20
CIK 765813

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                               FORM 10-K405/A

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


     The undersigned registrant hereby amends the following sections of its Report for the year ended December 31, 1996 on Form 10-K405 as set forth in the pages attached hereto:

                                   PART II

     Item 6.  Selected Financial Data.  Pages 7-10

     Item 8.  Financial Statements and Supplementary Data.  Pages 17 to 44.



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



Dated:  March 20, 1998

ITEM 6.  SELECTED FINANCIAL DATA


                                         JMB INCOME PROPERTIES, LTD. - XII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                             YEARS ENDED DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992

                                   (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                                 1996           1995            1994          1993          1992
                            -------------  -------------    -----------   ------------  ------------
Total income, including
 gain on sale or dis-
 position of investment
 property in 1996 . . . . .  $ 32,521,866     33,940,506     31,152,216     30,055,775    31,061,115
                             ============   ============    ===========    ===========   ===========

Net operating earnings
 (loss) before extra-
 ordinary item. . . . . . .  $  5,928,741     (1,635,175)    (2,235,341)    (6,037,978)   (9,627,877)

Extraordinary item
 (net of venture
 partners' share) . . . . .         --             --        (2,300,838)         --            --
                             ------------   ------------    -----------    -----------   -----------

Net earnings (loss) . . . .  $  5,928,741     (1,635,175)    (4,536,179)    (6,037,978)   (9,627,877)
                             ============   ============    ===========    ===========   ===========





















                                 1996           1995            1994          1993          1992
                            -------------  -------------    -----------   ------------  ------------
Net earnings (loss)
 per Interest (b):
  Earnings (loss) before
    gains on sales of
    investment properties
    and extraordinary
    item. . . . . . . . . . $       14.70          (9.15)        (12.41)        (31.79)       (80.48)
  Net gain on sale
    or disposition of
    investment property . .         15.78          --             --             --            29.52
  Extraordinary item, net .         --             --            (11.65)         --            --
                             ------------   ------------    -----------    -----------   -----------

  Net earnings (loss)
    per Interest (b). . . .  $      30.48          (9.15)        (24.06)        (31.79)       (50.96)
                             ============   ============    ===========    ===========   ===========

Total assets. . . . . . . .  $138,673,945    178,508,742    189,322,387    195,051,570   201,746,282
Long-term debt. . . . . . .  $ 63,630,727     88,670,160     64,470,886     87,612,869    69,869,294
Cash distributions
  per Interest (c). . . . .  $      79.50          15.00          10.00          12.50         50.00
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


SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1996



Property
--------

Topanga Plaza
Shopping Center     a)    The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                       GLA              Avg. Base Rent Per
                           December 31,           Occupancy Rate        Square Foot (1)
                           ------------           --------------        ------------------

                                 1992 . . . . .         87%                $25.11
                                 1993 . . . . .         94%                 21.13
                                 1994 . . . . .         95%                 24.84
                                 1995 . . . . .         98%                 24.93
                                 1996 . . . . .         98%                 28.03

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




                           JMB/SAN JOSE ASSOCIATES
                           (A GENERAL PARTNERSHIP)

                                    INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1996 and 1995
Statements of Operations, years ended December 31, 1996, 1995 and 1994 Statements of Partners' Capital Accounts, years ended December 31, 1996,
  1995 and 1994
Statements of Cash Flows, years ended December 31, 1996, 1995 and 1994 Notes to Financial Statements.

                                                              Schedule
                                                              --------

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







                                        KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1997

                                         JMB INCOME PROPERTIES, LTD. - XII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 1996 AND 1995

                                                      ASSETS
                                                      ------
                                                                                 1996               1995
                                                                             ------------       -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .    $ 22,821,808        21,456,552
  Rents and other receivables, net of allowance for
    doubtful accounts of $255,866 in 1996 and
    $784,652 in 1995. . . . . . . . . . . . . . . . . . . . . . . . . . .       1,650,108         2,542,548
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .         282,111           260,164
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,053,916           900,561
                                                                             ------------       -----------

          Total current assets. . . . . . . . . . . . . . . . . . . . . .      25,807,943        25,159,825
                                                                             ------------       -----------

Investment properties, at cost - Schedule III:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,765,194        20,494,992
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . . .      22,602,302       168,635,413
                                                                             ------------       -----------

                                                                               24,367,496       189,130,405
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . .      14,873,703        52,390,756
                                                                             ------------       -----------

          Total properties held for investment,
            net of accumulated depreciation . . . . . . . . . . . . . . .       9,493,793       136,739,649

  Properties held for sale or disposition . . . . . . . . . . . . . . . .      90,811,933             --
                                                                             ------------       -----------

          Total investment properties . . . . . . . . . . . . . . . . . .     100,305,726       136,739,649

Investment in unconsolidated ventures, at equity. . . . . . . . . . . . .       4,848,158         6,412,066
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,491,467         7,639,146
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . .       1,220,651         2,558,056
                                                                             ------------       -----------

                                                                             $138,673,945       178,508,742
                                                                             ============       ===========





                                         JMB INCOME PROPERTIES, LTD. - XII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED


                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                    ------------------------------------------

                                                                                 1996               1995
                                                                             ------------       -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . .    $    458,557           746,306
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,601,488         2,038,017
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .         503,951           510,622
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         595,723            23,320
                                                                             ------------       -----------
          Total current liabilities . . . . . . . . . . . . . . . . . . .       3,159,719         3,318,265

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . .         200,990           492,214
Long-term debt, less current portion. . . . . . . . . . . . . . . . . . .      63,630,727        88,670,160
                                                                             ------------       -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . . .      66,991,436        92,480,639

Venture partners' subordinated equity in ventures . . . . . . . . . . . .      16,922,369        22,041,429
Partners' capital accounts:
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . . .          11,123            11,123
      Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . .         915,607           769,195
                                                                             ------------       -----------
                                                                                  926,730           780,318
                                                                             ------------       -----------
  Limited partners (189,684 interests):
      Capital contributions, net of offering costs. . . . . . . . . . . .     171,306,452       171,306,452
      Cumulative net loss . . . . . . . . . . . . . . . . . . . . . . . .     (24,300,420)      (30,082,749)
      Cumulative cash distributions . . . . . . . . . . . . . . . . . . .     (93,172,622)      (78,017,347)
                                                                             ------------       -----------
                                                                               53,833,410        63,206,356
                                                                             ------------       -----------
          Total partners' capital accounts. . . . . . . . . . . . . . . .      54,760,140        63,986,674
                                                                             ------------       -----------
                                                                             $138,673,945       178,508,742
                                                                             ============       ===========


                           See accompanying notes to consolidated financial statements.

                                         JMB INCOME PROPERTIES, LTD. - XII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                               1996             1995              1994
                                                           ------------     ------------      ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . . .       $28,415,164       32,608,714        30,166,883
  Interest income . . . . . . . . . . . . . . . . . .         1,224,129        1,331,792           985,333
  Gain on sale of investment property . . . . . . . .         2,882,573            --                --
                                                            -----------      -----------       -----------
                                                             32,521,866       33,940,506        31,152,216
                                                            -----------      -----------       -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . .         7,665,413        8,991,027         9,075,692
  Depreciation. . . . . . . . . . . . . . . . . . . .         4,625,655        5,598,646         5,640,425
  Property operating expenses . . . . . . . . . . . .        12,174,612       12,602,194        13,695,140
  Professional services . . . . . . . . . . . . . . .           307,504          333,970           244,951
  Amortization of deferred expenses . . . . . . . . .         1,205,175        1,263,041         1,117,672
  General and administrative. . . . . . . . . . . . .           357,395          427,735           280,016
  Provisions for value impairment . . . . . . . . . .             --           5,500,000         6,475,138
                                                            -----------      -----------       -----------
                                                             26,335,754       34,716,613        36,529,034
                                                            -----------      -----------       -----------
                                                              3,303,539         (776,107)       (5,376,818)
Partnership's share of earnings (loss) from
  operations of unconsolidated ventures . . . . . . .           611,483          709,164           441,700
Partnership's share of gain on sale of investment
  properties of unconsolidated venture. . . . . . . .         1,412,610            --                --
Venture partners' share of consolidated ventures'
  operations before extraordinary item. . . . . . . .        (1,010,868)      (1,568,232)        2,699,777
Venture partner's share of gain on sale of
  investment property . . . . . . . . . . . . . . . .        (1,270,596)           --                --
                                                            -----------      -----------       -----------

          Earnings (loss) before extraordinary item .         5,928,741       (1,635,175)       (2,235,341)

Extraordinary item (net of venture partners'
  share of $1,588,537). . . . . . . . . . . . . . . .             --               --           (2,300,838)
                                                            -----------      -----------       -----------

          Net earnings (loss) . . . . . . . . . . . .       $ 5,928,741       (1,635,175)       (4,536,179)
                                                            ===========      ===========       ===========







                                         JMB INCOME PROPERTIES, LTD. - XII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                               1996             1995              1994
                                                           ------------     ------------      ------------
Net earnings (loss) per limited partnership
 interest:
   Earnings (loss) before gain on sale of
     investment property and extraordinary
     item . . . . . . . . . . . . . . . . . . . . . .       $     14.70            (9.15)           (12.41)
   Gain on sale of investment property. . . . . . . .             15.78            --                --
   Extraordinary item, net. . . . . . . . . . . . . .             --               --               (11.65)
                                                            -----------      -----------       -----------
          Net earnings (loss) per limited
            partnership interest. . . . . . . . . . .       $     30.48            (9.15)           (24.06)
                                                            ===========      ===========       ===========




























                           See accompanying notes to consolidated financial statements.

                                                        22

                                            JMB INCOME PROPERTIES, LTD. - XII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                      YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                 GENERAL PARTNERS                             LIMITED PARTNERS (189,684 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                       CONTRI-
                                                                       BUTIONS
                             NET                                       NET OF         NET
                CONTRI-    EARNINGS       CASH                        OFFERING     EARNINGS       CASH
                BUTIONS     (LOSS)    DISTRIBUTIONS      TOTAL         COSTS        (LOSS)    DISTRIBUTIONS    TOTAL
                -------   ----------  -------------   -----------   -----------   ----------  ------------- -----------

Balance at
 December 31,
 1993 . . . . . $11,123      642,630          --         653,753   171,306,452   (23,784,830)  (73,251,535) 74,270,087
Cash distri-
 butions
 ($10 per
 limited
 partnership
 interest). . .    --          --             --           --            --            --       (1,906,325) (1,906,325)
Net earnings
 (loss) . . . .    --         26,972          --          26,972         --       (4,563,151)        --     (4,563,151)
                -------      -------       -------       -------   -----------   -----------   -----------  ----------
Balance at
 December 31,
 1994 . . . . .  11,123      669,602          --         680,725   171,306,452   (28,347,981)  (75,157,860) 67,800,611

Cash distri-
 butions
 ($15 per
 limited
 partnership
 interest). . .   --            --            --            --           --             --      (2,859,487) (2,859,487)
Net earnings
 (loss) . . . .   --          99,593          --          99,593         --       (1,734,768)        --     (1,734,768)
                -------      -------       -------       -------   -----------   -----------   -----------  ----------









                                            JMB INCOME PROPERTIES, LTD. - XII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS - CONTINUED


                                 GENERAL PARTNERS                             LIMITED PARTNERS (189,684 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                       CONTRI-
                                                                       BUTIONS
                             NET                                       NET OF         NET
                CONTRI-    EARNINGS       CASH                        OFFERING     EARNINGS       CASH
                BUTIONS     (LOSS)    DISTRIBUTIONS      TOTAL         COSTS        (LOSS)    DISTRIBUTIONS    TOTAL
                -------   ----------  -------------   -----------   -----------   ----------  ------------- -----------
Balance at
 December 31,
 1995 . . . . .  11,123      769,195          --         780,318    171,306,452  (30,082,749)  (78,017,347) 63,206,356

Cash distri-
 butions
 ($79.50 per
 limited
 partnership
 interest). . .    --          --             --           --            --            --      (15,155,275)(15,155,275)
Net earnings
 (loss) . . . .    --        146,412          --         146,412         --        5,782,329         --      5,782,329
                -------      -------       -------       -------    -----------  -----------   -----------  ----------
Balance at
 December 31,
 1996 . . . . . $11,123      915,607          --         926,730    171,306,452  (24,300,420)  (93,172,622) 53,833,410
                =======      =======       =======       =======    ===========  ===========   ===========  ==========
















                              See accompanying notes to consolidated financial statements.

                                                           24

                                            JMB INCOME PROPERTIES, LTD. - XII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                1996            1995               1994
                                                            -----------      -----------       -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . .     $ 5,928,741       (1,635,175)       (4,536,179)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . .       4,625,655        5,598,646         5,640,425
    Amortization of deferred expenses . . . . . . . . .       1,205,175        1,263,041         1,117,672
    Partnership's share of operations of
      unconsolidated venture. . . . . . . . . . . . . .        (611,483)        (709,164)         (441,700)
    Partnership's share of gain on sale of
      investment properties of unconsolidated
      venture . . . . . . . . . . . . . . . . . . . . .      (1,412,610)           --                --
    Venture partners' share of
      ventures' operations, gain on sale and
      extraordinary item. . . . . . . . . . . . . . . .       2,281,464        1,568,232        (4,288,314)
    Total gain on sale of investment property . . . . .      (2,882,574)           --                --
    Provision for value impairment. . . . . . . . . . .           --           5,500,000         6,475,138
    Write-off of assets . . . . . . . . . . . . . . . .           --               --            1,174,125
    Extraordinary item, net of insurance
      recoveries of $1,174,125. . . . . . . . . . . . .           --               --            3,889,375
  Changes in:
    Rents and other receivables . . . . . . . . . . . .         794,648         (380,342)         (836,355)
    Prepaid expenses. . . . . . . . . . . . . . . . . .         (21,947)         (33,566)           41,120
    Escrow deposits . . . . . . . . . . . . . . . . . .        (153,355)        (192,229)          685,195
    Casualty insurance receivable . . . . . . . . . . .           --             853,000          (853,000)
    Accrued rents receivable. . . . . . . . . . . . . .         585,975         (151,292)         (757,729)
    Accounts payable. . . . . . . . . . . . . . . . . .        (436,529)      (1,802,619)         (318,280)
    Accrued interest  . . . . . . . . . . . . . . . . .          (6,671)         488,126            22,496
    Unearned rents. . . . . . . . . . . . . . . . . . .         572,414          (41,486)           47,003
    Tenant security deposits. . . . . . . . . . . . . .        (291,224)         (17,279)           99,261
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . . .      10,177,679       10,307,893         7,160,253
                                                            -----------      -----------       -----------









                                            JMB INCOME PROPERTIES, LTD. - XII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                1996            1995              1994
                                                            -----------      -----------       -----------
Cash flows from investing activities:
  Net sales and maturities (purchases)
    of short-term investments . . . . . . . . . . . . .           --          14,176,812         7,789,504
  Cash proceeds on sale of investment property. . . . .      12,985,931            --                --
  Additions to investment properties,
    net of related payables and, in 1994,
    net of insurance recoveries of $6,647,000 . . . . .      (1,583,556)      (1,658,644)       (2,908,722)
  Partnership's distributions from
    unconsolidated ventures . . . . . . . . . . . . . .       3,588,000        1,250,000             --
  Partnership's contributions to
    unconsolidated ventures . . . . . . . . . . . . . .           --          (1,233,437)       (1,557,469)
  Payment of deferred expenses. . . . . . . . . . . . .        (624,372)        (577,311)       (1,480,284)
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . . .      14,366,003       11,957,420         1,843,029
                                                            -----------      -----------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . .        (622,627)      (4,593,543)         (575,431)
  Advances from venture partners. . . . . . . . . . . .           --            (435,000)         (300,000)
  Venture partners' contributions to venture. . . . . .         161,356        1,580,310           604,973
  Distributions to venture partners . . . . . . . . . .      (7,561,880)      (2,723,400)          (75,000)
  Distributions to limited partners . . . . . . . . . .     (15,155,275)      (2,859,487)       (1,906,325)
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . . .     (23,178,426)      (9,031,120)       (2,251,783)
                                                            -----------      -----------       -----------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . . . .       1,365,256       13,234,193         6,751,499
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . . . .      21,456,552        8,222,359         1,470,860
                                                            -----------      -----------       -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . . . .     $22,821,808       21,456,552         8,222,359
                                                            ===========      ===========       ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . .     $ 7,672,084        8,502,901         9,053,196
                                                            ===========      ===========       ===========










                                            JMB INCOME PROPERTIES, LTD. - XII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                1996            1995              1994
                                                            -----------      -----------       -----------

Non-cash investing and financing activities:
   Change in accounts payable . . . . . . . . . . . . .     $     --               --            3,189,483
   Change in accounts receivable. . . . . . . . . . . .           --               --              699,892
                                                            -----------      -----------       -----------
     Total extraordinary item-earthquake damage at
       Topanga Mall and First Financial Plaza . . . . .     $     --               --            3,889,375
                                                            ===========      ===========       ===========

     Total sales proceeds from sale of investment
       property, net of selling expenses. . . . . . . .     $37,690,486            --                --
     Principal balance due on mortgage payable. . . . .     (24,704,555)           --                --
                                                            -----------      -----------       -----------
          Cash proceeds from sale of investment
            property, net of selling expenses . . . . .     $12,985,931            --                --
                                                            ===========      ===========       ===========
























                              See accompanying notes to consolidated financial statements.

                                                           27

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

                                                       1996                                1995
                                                     -------------------------------------------------------------
                                                             TAX BASIS                           TAX BASIS
                                          GAAP BASIS        (UNAUDITED)       GAAP BASIS        (UNAUDITED)
                                         ------------       ----------       ------------       ----------
Total assets. . . . . . . . . . . . .    $138,673,945       103,781,808      178,508,742       119,118,630
Partners' capital accounts
  (deficits):
    General partners. . . . . . . . .         926,730        (1,184,427)         780,318        (1,143,498)
    Limited partners. . . . . . . . .      53,833,410        98,323,758       63,206,356       113,755,473
Net earnings (loss):
    General partners. . . . . . . . .         146,412           (40,931)          99,593           (70,410)
    Limited partners. . . . . . . . .       5,782,329          (276,439)      (1,734,768)       (1,689,836)
Net earnings (loss)
  per limited partnership
  interest. . . . . . . . . . . . . .           30.48             (1.46)           (9.15)            (8.91)
                                          ===========       ===========      ===========       ===========






























                                                        29

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


LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1996 and 1995:

                                               1996             1995
                                           -----------      -----------
10-1/8% mortgage note secured by
 the Topanga Plaza shopping center
 in Los Angeles, California; payable
 in monthly installments of principal
 and interest of $523,225 through
 January 2002  when the remaining
 balance is due and payable . . . .        $57,689,284       58,103,860

Floating rate bond financing
 (certificates), secured by the
 Plaza Hermosa Shopping Center
 in Hermosa Beach, California;
 the certificates bear interest
 based on a floating rate
 which is adjustable weekly
 (as defined), with a maximum
 interest rate of 13.5%, interest
 only is payable monthly through
 December 2023 when the entire
 outstanding balance is due and
 payable. . . . . . . . . . . . . .          6,400,000        6,400,000

                                               1996             1995
                                           -----------      -----------
8.67% mortgage note, secured
 by the First Financial Plaza
 Office Building; principal and
 interest payments of $209,077
 were due monthly; retired in
 September 1996 at sale . . . . . .             --           24,912,606
                                           -----------      -----------
          Total debt. . . . . . . .         64,089,284       89,416,466
          Less current portion
            of long-term debt . . .            458,557          746,306
                                           -----------      -----------
          Total long-term debt. . .        $63,630,727       88,670,160
                                           ===========      ===========

     Five year maturities of long-term debt are summarized as follows:

                      1997. . . . . . . . . . .       $458,557
                      1998. . . . . . . . . . .        507,202
                      1999. . . . . . . . . . .        561,008
                      2000. . . . . . . . . . .        620,521
                      2001. . . . . . . . . . .        686,348
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

     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1996:

           Office Building:
             Cost . . . . . . . . . . . . . . . . .   $ 24,367,496
             Accumulated depreciation . . . . . . .    (14,873,703)
                                                      ------------
                                                         9,493,793
                                                      ------------
           Shopping Centers:
             Cost . . . . . . . . . . . . . . . . .    121,714,657
             Accumulated depreciation . . . . . . .    (30,902,724)
                                                      ------------
                                                        90,811,933
                                                      ------------
                                                      $100,305,726
                                                      ============

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

           1997 . . . . . . . . . . . . . . . . . .   $ 15,517,979
           1998 . . . . . . . . . . . . . . . . . .     15,516,993
           1999 . . . . . . . . . . . . . . . . . .     15,228,538
           2000 . . . . . . . . . . . . . . . . . .     13,728,271
           2001 . . . . . . . . . . . . . . . . . .     13,011,952
           Thereafter . . . . . . . . . . . . . . .     43,092,812
                                                      ------------
               Total. . . . . . . . . . . . . . . .   $116,096,545
                                                      ============

     Contingent rent (based on sales by property tenants) included in rental income was as follows:

           1994 . . . . . . . . . . . . . . . . . .       $662,271
           1995 . . . . . . . . . . . . . . . . . .        438,733
           1996 . . . . . . . . . . . . . . . . . .        301,919
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

                                                             UNPAID AT
                                                            DECEMBER 31,
                              1996        1995      1994       1996
                            --------    --------  --------  ------------
Property management
 and leasing fees . . . .   $ 70,792      67,422   184,881       --
Insurance
 commissions. . . . . . .     34,632      75,330    74,228       --
Reimbursement (at cost)
 for accounting
 services . . . . . . . .      9,642      90,577    70,947        988
Reimbursement (at cost)
 for portfolio manage-
 ment services. . . . . .     25,996      38,217    31,466      6,015
Reimbursement (at cost)
 for legal services . . .      8,683       4,222    11,445      1,232
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses .      1,026     170,348     6,516        --
                            --------    --------  --------      ------

                            $150,771     446,116   379,483       8,235
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

INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary of financial information for San Jose as of and for the years ended December 31, 1996 and 1995 is as follows:

                                             1996             1995
                                         ------------     ------------

Current assets. . . . . . . . . . .      $  4,538,120        5,155,489
Current liabilities . . . . . . . .          (456,506)        (323,044)
                                         ------------     ------------
      Working capital . . . . . . .         4,081,614        4,832,445
Investment property, net. . . . . .        28,430,666       30,955,893
Other assets, net . . . . . . . . .           959,991          874,007
Long-term debt. . . . . . . . . . .       (23,338,875)     (23,431,863)
Other liabilities . . . . . . . . .           (79,599)         (48,870)
Venture partners' equity. . . . . .        (5,205,639)      (6,769,546)
                                         ------------     ------------
      Partnership's capital . . . .      $  4,848,158        6,412,066
                                         ============     ============
Represented by:
  Invested capital. . . . . . . . .      $ 48,767,680       48,767,680
  Cumulative distributions. . . . .       (25,490,500)     (21,902,500)
  Cumulative loss . . . . . . . . .       (18,429,022)     (20,453,114)
                                         ------------     ------------
                                         $  4,848,158        6,412,066
                                         ============     ============
Total income. . . . . . . . . . . .      $  9,238,168        9,182,446
                                         ============     ============
Expenses. . . . . . . . . . . . . .      $  8,015,203        7,764,118
                                         ============     ============
Gain on disposition of
  investment property . . . . . . .      $  2,825,220            --
                                         ============     ============
Net earnings. . . . . . . . . . . .      $  4,048,185        1,418,328
                                         ============     ============

     Reference is made to the San Jose investment property discussion above regarding the provision for value impairment of $944,335 which was recorded in 1994 by the San Jose joint venture.

    Total income, expenses related to earnings before gain on sale of investment property, and net earnings for the above-mentioned venture for the year ended December 31, 1994 were $9,270,819, $8,387,418 and $883,401, respectively.


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


                                                             COSTS
                                                          CAPITALIZED
                                  INITIAL COST TO          SUBSEQUENT             GROSS AMOUNT AT WHICH CARRIED
                                  PARTNERSHIP (A)       TO ACQUISITION                AT CLOSE OF PERIOD (B)
                             -------------------------   --------------      ------------------------------------
                                           BUILDINGS       BUILDINGS                     BUILDINGS
                                             AND             AND                            AND
                ENCUMBRANCE     LAND      IMPROVEMENTS  IMPROVEMENTS(D)        LAND     IMPROVEMENTS    TOTAL (E)
                -----------  -----------  ------------   --------------     ----------  ------------  -----------
SHOPPING
 CENTERS:
Los Angeles,
 California
 (C). . . . .   $57,689,284    8,506,014    54,714,281      45,287,841       8,506,014   100,002,122  108,508,136
Hermosa
 Beach,
 California .     6,400,000    5,106,570    13,131,181      (5,031,230)      3,176,525    10,029,996   13,206,521

OFFICE
 BUILDING:
New York,
 New York
 (C). . . . .         --      13,201,780    55,095,008     (43,929,292)      1,765,194    22,602,302   24,367,496
                -----------   ----------   -----------     -----------      ----------   -----------  -----------

    Total . .   $64,089,284   26,814,364   122,940,470      (3,672,681)     13,447,733   132,634,420  146,082,153
                ===========   ==========   ===========     ===========      ==========   ===========  ===========

                                                        42

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


                                                                                      LIFE ON WHICH
                                                                                      DEPRECIATION
                                                                                       IN LATEST
                                                                                      STATEMENT OF        1996
                                      ACCUMULATED            DATE OF      DATE         OPERATIONS     REAL ESTATE
                                     DEPRECIATION(F)      CONSTRUCTION  ACQUIRED      IS COMPUTED        TAXES
                                    ----------------      ------------ ----------   ---------------   -----------
SHOPPING CENTERS:
 Los Angeles,
  California (C). . . . . . . . . . .   $ 26,570,333          1964       12/31/85        5-30 years       716,161
 Hermosa Beach,
   California . . . . . . . . . . . .      4,332,391          1985       09/03/86        5-30 years       165,213

OFFICE BUILDING:
 New York,
  New York (C). . . . . . . . . . . .     14,873,703          1983       12/31/85        5-30 years     1,560,954
                                         -----------                                                   ----------

    Total . . . . . . . . . . . . . .    $45,776,427                                                    2,442,328
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

                                                        43

                                                                                    SCHEDULE III - CONTINUED
                                         JMB INCOME PROPERTIES, LTD. - XII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES
                         CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                                                 DECEMBER 31, 1996


(E)   Reconciliation of real estate owned:

                                                                 1996             1995              1994
                                                             ------------     ------------     ------------
      Balance at beginning of period. . . . . . . . . .      $189,130,405      193,298,414      199,493,970
      Additions during period . . . . . . . . . . . . .         1,583,556        1,316,320        2,401,281
      Sale or disposal during period. . . . . . . . . .       (44,631,808)           --          (4,401,376)
      Provision for value impairment. . . . . . . . . .             --          (5,484,329)      (4,195,461)
                                                             ------------      -----------      -----------

      Balance at end of period. . . . . . . . . . . . .      $146,082,153      189,130,405      193,298,414
                                                             ============      ===========      ===========

(F)   Reconciliation of accumulated depreciation:

      Balance at beginning of period. . . . . . . . . .      $ 52,390,756       46,792,110       41,724,753
      Depreciation expense. . . . . . . . . . . . . . .         4,625,655        5,598,646        5,640,425
      Sale or disposal during period. . . . . . . . . .       (11,239,984)           --            (313,240)
      Provision for value impairment. . . . . . . . . .             --               --            (259,828)
                                                             ------------      -----------      -----------

      Balance at end of period. . . . . . . . . . . . .      $ 45,776,427       52,390,756       46,792,110
                                                             ============      ===========      ===========

















                                                        44

                        INDEPENDENT AUDITORS' REPORT

The Partners
JMB/SAN JOSE ASSOCIATES:

     We have audited the financial statements of JMB/San Jose Associates (a general partnership) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB/San Jose Associates at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the financial statements, in 1996 the Partnership changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.







                                                KPMG PEAT MARWICK



Chicago, Illinois
March 21, 1997






                                    44-a

                                              JMB/SAN JOSE ASSOCIATES
                                              (A GENERAL PARTNERSHIP)

                                                  BALANCE SHEETS

                                            DECEMBER 31, 1996 AND 1995

                                                      ASSETS
                                                      ------
                                                                                 1996               1995
                                                                              -----------       -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .     $ 2,260,010         2,266,686
  Rents and other receivables, net of allowance for
    doubtful accounts of $1,648,319 in 1996 and
    $1,058,859 in 1995. . . . . . . . . . . . . . . . . . . . . . . . . .       2,111,845         2,510,594
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .          92,041            71,409
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .          74,223           306,800
                                                                              -----------       -----------

          Total current assets. . . . . . . . . . . . . . . . . . . . . .       4,538,119         5,155,489
                                                                              -----------       -----------

Investment property - Schedule III:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --            6,848,918
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . . .           --           42,681,189
                                                                              -----------       -----------

                                                                                    --           49,530,107
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . .           --           18,574,214
                                                                              -----------       -----------

          Total property held for investment,
            net of accumulated depreciation . . . . . . . . . . . . . . .           --           30,955,893
                                                                              -----------       -----------

Property held for sale or disposition . . . . . . . . . . . . . . . . . .      28,430,666             --
                                                                              -----------       -----------

          Total investment property . . . . . . . . . . . . . . . . . . .      28,430,666        30,955,893

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .         959,992           874,007
                                                                              -----------       -----------

                                                                              $33,928,777        36,985,389
                                                                              ===========       ===========


                                                       44-b




                                              JMB/SAN JOSE ASSOCIATES
                                              (A GENERAL PARTNERSHIP)

                                            BALANCE SHEETS - CONTINUED


                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                    ------------------------------------------

                                                                                  1996              1995
                                                                              -----------       -----------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . .     $    92,988            85,989
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .         199,955            72,930
  Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .         163,563           164,125
                                                                              -----------       -----------

          Total current liabilities . . . . . . . . . . . . . . . . . . .         456,506           323,044

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . .          79,599            48,870
Long-term debt, less current portion. . . . . . . . . . . . . . . . . . .      23,338,875        23,431,863
                                                                              -----------       -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . . .      23,874,980        23,803,777

Partners' capital accounts. . . . . . . . . . . . . . . . . . . . . . . .      10,053,797        13,181,612
                                                                              -----------       -----------

                                                                              $33,928,777        36,985,389
                                                                              ===========       ===========

















                                  See accompanying notes to financial statements.

                                                       44-c

                                              JMB/SAN JOSE ASSOCIATES
                                              (A GENERAL PARTNERSHIP)

                                             STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                               1996             1995              1994
                                                            -----------      -----------       -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . .       $ 9,125,251        9,071,667         9,220,659
  Interest income . . . . . . . . . . . . . . . . . .           112,917          110,779            50,160
  Gain on sale of investment property . . . . . . . .         2,825,220            --                --
                                                            -----------      -----------       -----------

                                                             12,063,388        9,182,446         9,270,819
                                                            -----------      -----------       -----------

Expenses:
  Mortgage and other interest . . . . . . . . . . . .         1,965,892        2,202,191         2,709,905
  Depreciation. . . . . . . . . . . . . . . . . . . .         1,044,296        1,114,143         1,099,974
  Property operating expenses . . . . . . . . . . . .         4,728,651        4,237,476         3,419,198
  Amortization of deferred expenses . . . . . . . . .           276,364          210,308           214,006
  Provision for value impairment. . . . . . . . . . .             --               --              944,335
                                                            -----------      -----------       -----------

                                                              8,015,203        7,764,118         8,387,418
                                                            -----------      -----------       -----------

          Net earnings. . . . . . . . . . . . . . . .       $ 4,048,185        1,418,328           883,401
                                                            ===========      ===========       ===========














                                  See accompanying notes to financial statements.

                                                       44-d

                                              JMB/SAN JOSE ASSOCIATES
                                              (A GENERAL PARTNERSHIP)

                                     STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





                                                  AFFILIATED
                                                    PARTNER                  JMB-XII                   TOTAL
                                                  -----------              -----------             -----------
Balance at December 31, 1993. . . . .             $ 4,077,776                3,720,296               7,798,072

Capital contributions . . . . . . . .               1,557,468                1,557,469               3,114,937
Net earnings. . . . . . . . . . . . .                 441,701                  441,700                 883,401
                                                  -----------              -----------             -----------

Balance at December 31, 1994. . . . .               6,076,945                5,719,465              11,796,410

Capital contributions . . . . . . . .               1,233,436                1,233,437               2,466,873
Cash distributions. . . . . . . . . .              (1,250,000)              (1,250,000)             (2,500,000)
Net earnings. . . . . . . . . . . . .                 709,165                  709,164               1,418,329
                                                  -----------              -----------             -----------

Balance at December 31, 1995. . . . .               6,769,546                6,412,066              13,181,612

Cash distributions. . . . . . . . . .              (3,588,000)              (3,588,000)             (7,176,000)
Net earnings. . . . . . . . . . . . .               2,024,093                2,024,092               4,048,185
                                                  -----------              -----------             -----------

Balance at December 31, 1996. . . . .             $ 5,205,639                4,848,158              10,053,797
                                                  ===========              ===========             ===========










                                  See accompanying notes to financial statements.

                                                       44-e

                                              JMB/SAN JOSE ASSOCIATES
                                              (A GENERAL PARTNERSHIP)

                                             STATEMENTS OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                1996            1995              1994
                                                           ------------      -----------       -----------
Cash flows from operating activities:
  Net earnings. . . . . . . . . . . . . . . . . . . . .    $  4,048,185        1,418,328           883,401
  Items not requiring (providing) cash:
    Depreciation. . . . . . . . . . . . . . . . . . . .       1,044,296        1,114,143         1,099,974
    Amortization of deferred expenses . . . . . . . . .         276,364          210,308           214,006
    Provision for value impairment. . . . . . . . . . .           --               --              944,335
    Gain on sale of investment property . . . . . . . .      (2,825,220)           --                --
  Changes in:
    Rents and other receivables . . . . . . . . . . . .         398,749          (19,820)          (17,750)
    Prepaid expenses. . . . . . . . . . . . . . . . . .         (20,632)           --                4,561
    Escrow deposits . . . . . . . . . . . . . . . . . .         232,577         (268,535)           18,703
    Accounts payable. . . . . . . . . . . . . . . . . .         134,662         (323,557)          166,650
    Accrued interest payable. . . . . . . . . . . . . .            (562)         (32,398)          (42,928)
    Tenant security deposits. . . . . . . . . . . . . .          30,729          (23,223)            1,796
                                                            -----------      -----------       -----------

        Net cash provided by (used in)
          operating activities. . . . . . . . . . . . .       3,319,148        2,075,246         3,272,748

Cash flows from investing activities:
  Additions to investment property. . . . . . . . . . .      (1,485,395)        (156,254)         (739,275)
  Payment of deferred expenses. . . . . . . . . . . . .        (402,481)        (218,059)         (259,242)
  Proceeds from sale of investment property . . . . . .       5,824,041            --                --
  Notes receivable. . . . . . . . . . . . . . . . . . .           --               --                5,836
                                                            -----------      -----------       -----------

        Net cash provided by (used in)
          investing activities. . . . . . . . . . . . .       3,936,165         (374,313)         (992,681)
                                                            -----------      -----------       -----------











                                                       44-f




                                              JMB/SAN JOSE ASSOCIATES
                                              (A GENERAL PARTNERSHIP)

                                       STATEMENTS OF CASH FLOWS - CONTINUED


                                                                1996            1995              1994
                                                            -----------      -----------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . .         (85,989)        (374,973)         (372,045)
  Paydowns on long-term debt. . . . . . . . . . . . . .           --          (2,418,722)       (2,500,000)
  Capital contributed to venture. . . . . . . . . . . .           --           2,466,873         3,114,938
  Distributions to partners . . . . . . . . . . . . . .      (7,176,000)      (2,500,000)            --
                                                            -----------      -----------       -----------

        Net cash provided by (used in) financing
          activities. . . . . . . . . . . . . . . . . .      (7,261,989)      (2,799,822)          242,893
                                                            -----------      -----------       -----------

        Net increase (decrease) increase
          in cash and cash equivalents. . . . . . . . .          (6,676)      (1,098,889)        2,522,960
                                                            -----------      -----------       -----------

        Cash and cash equivalents,
          beginning of year . . . . . . . . . . . . . .       2,266,686        3,365,575           842,615
                                                            -----------      -----------       -----------
        Cash and cash equivalents,
          end of year . . . . . . . . . . . . . . . . .     $ 2,260,010        2,266,686         3,365,575
                                                            ===========      ===========       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . .     $ 1,966,455        2,234,589         2,752,833
  Non-cash investing and financing activities:
    Cash sale proceeds, net of selling expenses . . . .     $ 5,824,041            --                --
    Reduction in investment property, net . . . . . . .      (2,966,325)           --                --
    Reduction in other assets and liabilities . . . . .         (32,496)           --                --
                                                            -----------      -----------       -----------
          Gain recognized on sale of property . . . . .     $ 2,825,220            --                --
                                                            ===========      ===========       ===========










                                  See accompanying notes to financial statements.

                                                       44-g

                           JMB/SAN JOSE ASSOCIATES
                           (A GENERAL PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

BASIS OF ACCOUNTING

     The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of the unconsolidated joint venture, JMB/San Jose Associates ("San Jose"), in which JMB Income Properties, Ltd.-XII ("JMB Income-XII" or "Partnership") and JMB Income Properties, Ltd.-XI ("JMB Income-XI" or "Affiliated Partner") are the partners.

     San Jose holds an equity investment in a commercial office complex in San Jose, California. Business activities consist of rentals to a wide variety of commercial companies and governmental entities, and the ultimate sale or disposition of such real estate.

     As San Jose has determined to sell the complex, all portions of the office complex have been classified as held for sale or disposition as of or during the period ended December 31, 1996. Therefore, the complex is not subject to continued depreciation. Certain portions of the office complex were sold during 1996. The results of operations of the property included in the accompanying financial statements were earnings of $1,110,048, $1,307,549, and $833,241 for the years ended December 31, 1996,
1995 and 1994, respectively.

     As more fully described in the Notes to the Consolidated Financial Statements of JMB Income - XII which description is hereby incorporated herein by reference, San Jose recorded in 1994, as a matter of prudent accounting practice, a provision for value impairment of $944,335 on the 170 Almaden and on the 100-130 Park Center Plaza buildings and certain parking areas.

     The preparation of financial statements in accordance with GAAP requires San Jose to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

     The Partnership uses the allowance method of accounting for doubtful accounts. Provisions for uncollectible tenant receivables in the amounts of $588,052, $783,417 and $236,397 were recorded in 1996, 1995 and 1994, respectively.  Bad debt expense is included in Property Operating Expenses.

     The accounting policies of San Jose are the same as those of the Partnership. Accordingly, reference is made to the Notes to the Partnership's consolidated financial statements filed with this annual report. Such notes are incorporated herein by reference.

VENTURE AGREEMENT

      A description of the venture agreement and the management agreement is contained in the Notes to Consolidated Financial Statements of JMB Income - XII. Such note is incorporated herein by reference.

MANAGEMENT AGREEMENT

     In December 1994, the property manager, an affiliate of the General Partners of the Partnership, sold substantially all of its assets and assigned its interest in the management contracts to an unaffiliated third party who continues to manage the complex. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates.

                                    44-h

LONG-TERM DEBT

      Long-term debt consists of the following at December 31, 1996 and
1995:
                                           1996           1995
                                        ----------     ----------
7.85% mortgage note; secured by
 the 170 Almaden Building in
 San Jose, California; principal
 and interest payments of $13,537
 are due monthly through
 September 2003 when the remaining
 principal of approximately
 $169,000 is due. . . . . . . . . .     $  931,863     1,017,852

8.4% mortgage note; secured by
 the 150 Almaden and 185 Park
 Avenue buildings, and certain
 related parking improvements
 in San Jose, California;
 interest only payments of
 $157,500 are due monthly
 through December 1997; principal
 and interest payments of
 $179,663 are due monthly
 through November 2001 when
 the entire principal of
 approximately $21,421,000
 is due . . . . . . . . . . . . . .     22,500,000     22,500,000
                                       -----------     ----------
        Total debt. . . . . . . . .     23,431,863     23,517,852
        Less current portion
         of long-term debt. . . . .         92,988         85,989
                                       -----------     ----------
        Total long-term debt. . . .    $23,338,875     23,431,863
                                       ===========     ==========

     Five year maturities of long-term debt are as follows:

                      1997. . . . . . . . . . .    $    92,988
                      1998. . . . . . . . . . .        376,986
                      1999. . . . . . . . . . .        409,305
                      2000. . . . . . . . . . .        444,398
                      2001. . . . . . . . . . .     21,723,357
                                                   ===========

LEASES

     At December 31, 1996, San Jose's principal asset is an office building complex. San Jose has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, was depreciated over the estimated useful lives of the properties prior to their being classified as held for sale or disposition as described above. Leases with tenants range in term from one to twenty-five years and provide for fixed minimum rent and partial reimbursement of operating costs.












                                    44-i

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

                 1997 . . . . . . . . . . . . . .     $ 6,434,687
                 1998 . . . . . . . . . . . . . .       6,270,264
                 1999 . . . . . . . . . . . . . .       5,640,920
                 2000 . . . . . . . . . . . . . .       4,232,298
                 2001 . . . . . . . . . . . . . .       3,884,020
                 Thereafter . . . . . . . . . . .      12,589,967
                                                      -----------
                                                      $39,052,156
                                                      ===========

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by San Jose to the General Partners and their affiliates as of December 31, 1996 and for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                                UNPAID AT
                                                               DECEMBER 31,
                              1996        1995        1994        1996
                            --------    --------    --------   ------------
Property management
  and leasing fees. . .     $ 77,870      60,000     281,748        --
Insurance commissions .       25,768      30,140      25,176        --
                            --------     -------     -------      ------
                            $103,638      90,140     306,924        --
                            ========     =======     =======      ======







































                                    44-j

                                                                                                                 SCHEDULE III
                                                           JMB/SAN JOSE ASSOCIATES
                                                           (A GENERAL PARTNERSHIP)

                                                  REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                              DECEMBER 31, 1996





                                       INITIAL COST TO                                      GROSS AMOUNT AT WHICH CARRIED
                                       PARTNERSHIP (A)                 COSTS                  AT CLOSE OF PERIOD (B)
                                ------------------------------      CAPITALIZED      ------------------------------------------
                                                   BUILDINGS       SUBSEQUENT TO                      BUILDINGS
                                                     AND            ACQUISITION                          AND
                  ENCUMBRANCE        LAND         IMPROVEMENTS        (C) (D)            LAND        IMPROVEMENTS     TOTAL (D)
                  -----------      -----------    ------------    --------------      ----------     ------------    ----------

OFFICE BLDS:
 San Jose,
   California .   $23,431,863       21,078,745      62,309,815      (37,204,551)       5,867,750       40,316,259    46,184,009
                  ===========       ==========      ==========      ===========       ==========       ==========   ===========























                                                                    44-k

                                                                                                          SCHEDULE III - CONTINUED
                                                             JMB/SAN JOSE ASSOCIATES
                                                           (A GENERAL PARTNERSHIP)

                                                  REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                              DECEMBER 31, 1996


                                                                                       LIFE ON WHICH
                                                                                       DEPRECIATION
                                                                                        IN LATEST
                                                                                       STATEMENT OF          1996
                                 ACCUMULATED               DATE OF         DATE         OPERATIONS        REAL ESTATE
                                DEPRECIATION(E)         CONSTRUCTION     ACQUIRED      IS COMPUTED           TAXES
                               ----------------         ------------    ----------   ---------------      -----------
OFFICE BUILDINGS:
 San Jose,                                                                 6/20/85
   California . . . . . . . .       $17,753,343             1970        and 5/2/86        5-30 years          553,747
                                    ===========                                                               =======

--------------

Notes:
     (A)  The initial cost to San Jose represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

     (B)  The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes was approximately
$41,350,548.

     (C)  Through December 31, 1996, San Jose has recorded provisions for value impairment totaling $45,811,547.

     (D)   During 1996, San Jose sold the 190 San Fernando Building and one of the parking garage structures in the complex in two separate transactions as described more fully in the Notes to Consolidated Financial
Statements of the Partnership.













                                                                    44-l

                                                                                                          SCHEDULE III - CONTINUED
                                                             JMB/SAN JOSE ASSOCIATES
                                                           (A GENERAL PARTNERSHIP)

                                                  REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                              DECEMBER 31, 1996

(D)   Reconciliation of real estate owned:

                                                                 1996                 1995                  1994
                                                             ------------         ------------         ------------
      Balance at beginning of period. . . . . . . . . . .     $49,530,107           49,373,853           49,578,913
      Additions during period . . . . . . . . . . . . . .       1,485,395              156,254              739,275
      Provision for value impairment (C). . . . . . . . .          --                    --                (944,335)
      Sales of investment property. . . . . . . . . . . .      (4,831,493)               --                   --
                                                              -----------          -----------          -----------

      Balance at end of period. . . . . . . . . . . . . .     $46,184,009           49,530,107           49,373,853
                                                              ===========          ===========          ===========

(E)   Reconciliation of accumulated depreciation:

      Balance at beginning of period. . . . . . . . . . .     $18,574,214           17,460,071           16,360,097
      Sales of investment property. . . . . . . . . . . .      (1,865,167)               --                   --
      Depreciation expense. . . . . . . . . . . . . . . .       1,044,296            1,114,143            1,099,974
                                                              -----------          -----------          -----------

      Balance at end of period. . . . . . . . . . . . . .     $17,753,343           18,574,214           17,460,071
                                                              ===========          ===========          ===========


















                                                                    44-m