Form 10-K405
period 1997-12-31
JMB INCOME PROPERTIES LTD XII
filed 1998-03-31
CIK 765813

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1997                Commission file no. 0-16108


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

                     LIMITED PARTNERSHIP INTERESTS
                    AND ASSIGNEE INTERESTS THEREIN
                           (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None

                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   5

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   7

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   7


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and
             Related Security Holder Matters. . . . . . .   7

Item 6.      Selected Financial Data. . . . . . . . . . .   8

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  12

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  17

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  18

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  58


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  58

Item 11.     Executive Compensation . . . . . . . . . . .  61

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  62

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  63


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  63


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  66

                                PART I


ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, JMB Income Properties, Ltd. - XII (the "Partnership"), is a limited partnership formed in 1984 and currently governed under the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. On August 23, 1985, the Partnership commenced an offering to the public of $100,000,000 (subject to increase by up to $150,000,000) in Limited Partnership Interests (the "Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-96716). A total of 189,679 Interests were sold to the public at $1,000 per Interest. The offering closed on January 17, 1986. No Investor has made any additional capital contribution after such date. The Investors in the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are or have been held by fee title and/or through joint venture partnership interests. The Partnership's real estate investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials, or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership agreement, the Partnership is required to terminate no later than October 31, 2035. The Partnership is self-liquidating in nature. Upon sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:

                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1997,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION                SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP
----------------------       ----------   --------  ----------------------       ---------------------
1. Park Center
    Financial Plaza
    office buildings
    San Jose,
    California. . . . .       408,000     06/20/85            27%                fee ownership of land and
                               sq.ft.                                            improvements (through
                               n.r.a.                                            joint venture partnership)
                                                                                 (c)(g)(i)
2. Topanga Plaza
    shopping center
    Los Angeles,
    California. . . . .       360,000     12/31/85            20%                fee ownership of land and
                               sq.ft.                                            improvements (through
                               g.l.a.                                            joint venture partnership)
                                                                                 (b)(c)(d)(e)
3. 40 Broad Street
    office building
    New York, New York.       247,800     12/31/85          12/30/97             fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership) (c)(f)
4. Plaza Hermosa
    Shopping Center
    Hermosa Beach,
    California. . . . .        94,900     09/03/86            8%                 fee ownership of land and
                               sq.ft.                                            improvements (b)(d)(h)
                               g.l.a.
5. Mid Rivers Mall
    shopping center
    St. Peters
    (St. Louis),
    Missouri. . . . . .       323,100     12/12/86          1/30/92              fee ownership of land and
                               sq.ft.                                            improvements (through
                               g.l.a.                                            joint venture partnership)
6. First Financial
    Plaza
    office building
    Encino,
    California. . . . .       216,000     05/20/87          9/11/96              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership)
                                                                                 (c)(f)





---------------

     (a) The computation of this percentage for properties held at December 31, 1997 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

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

     (g) In March 1996, the joint venture sold the 190 San Fernando building, one of the buildings in the Park Center Financial Plaza office complex comprising approximately 5% of the total occupied space, to an independent third party, and transferred title to one of the parking garages to the City of San Jose. The original capital percentage reflected for this property in the table has not been adjusted for such transactions.

Reference is made to the Notes for a description of such transactions.

     (h) The Partnership sold this property on January 13, 1998. Reference is made to the Notes for a description of the sale.

     (i) The joint venture sold the remaining buildings in the Park Center Financial Plaza office complex on February 24, 1998. Reference is made to the Notes for a description of the sale.


     The Partnership's remaining real property investment is subject to competition from similar types of properties (including in certain areas properties owned by affiliates of the General Partners) in the vicinity in which it is located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants. Reference is made to Item 7 below for a discussion of possible future renovation and capital improvement plans of the Partnership and its consolidated venture. Approximate occupancy levels for the properties owned in 1997 are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its property in its market primarily on the basis of tenant mix, property aesthetics, effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, the remaining investment property is adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's remaining investment property, the Managing General Partner does not believe that such coverage for its entire replacement cost is available on economic terms.

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

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1997.

     On December 30, 1997, the Partnership, through its joint venture, sold the 40 Broad Street office building located in New York, New York. Reference is made to the Notes for a further description of such transaction.

     On January 13, 1998, the Partnership sold the land and related improvements of the Plaza Hermosa Shopping Center located in Hermosa Beach, California. Reference is made to the Notes for a further description of such transaction.

     On February 24, 1998, the Partnership, through its joint venture, sold the remaining assets in the Park Center Financial Plaza office complex located in San Jose, California. Reference is made to the Notes for a further description of such transaction.

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

     The following is a listing of principal businesses or occupations and approximate occupancy levels by quarter during fiscal years 1997 and 1996 for the Partnership's investment properties owned during 1997:

                                                             1996                      1997
                                                   ------------------------- -------------------------
                               Principal             At    At     At     At    At     At    At     At
                               Business             3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               -------------        ----  ----   ----  -----  ----   ---- -----  -----
1.  Park Center
     Financial Plaza
     San Jose, California
     (a). . . . . . . . . . .  Accounting/
                               Telecommunications    85%   85%    87%    85%   86%    87%   87%    90%

2.  Topanga Plaza
     Shopping Center
     Los Angeles,
     California . . . . . . .  Retail                98%   94%    98%    98%   97%    98%   98%    98%

3.  40 Broad Street
     New York, New York . . .  Insurance/
                               Financial
                               Services              75%   78%    81%    74%   82%    90%   88%    N/A

4.  Plaza Hermosa
     Shopping Center
     Hermosa Beach,
     California (b) . . . . .  Retail                95%   93%    92%    91%   91%    91%   91%    91%

----------

     Reference is made to Item 6, Item 7, and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     An "N/A" indicates that the property was sold and not owned by the Partnership at the end of the quarter.

     (a)  Portions of this property were sold in March 1996.  The percentages reflected in the table as of the respective dates are compared on the basis of the remaining portion of the complex owned by the Partnership.  In addition, the remaining portion of the property was sold in February 1998.  Reference is made to the Notes for a more complete description of these transactions.

     (b)  This property was sold by the Partnership in January 1998 as more fully described in the Notes.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of holders of Interests during 1996 and 1997.




                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1997, there were 14,562 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any economic aspects of the transaction, will be subject to negotiation by the investor.

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

    Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA


                                      JMB INCOME PROPERTIES, LTD. - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                          YEARS ENDED DECEMBER 31, 1997, 1996, 1995, 1994 AND 1993

                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                               1997          1996           1995         1994          1993
                          ------------- -------------   -----------  ------------  ------------
Total income, includ-
 ing gain on sale or
 disposition of
 investment property
 in 1997 and 1996 . . . .  $ 48,208,830    32,521,866    33,940,506    31,152,216    30,055,775
                           ============  ============   ===========   ===========   ===========
Earnings (loss)
 before extra-
 ordinary item. . . . . .  $ 21,259,326     5,928,741    (1,635,175)   (2,235,341)   (6,037,978)

Extraordinary items
 (net of venture
 partners' share) . . . .       393,705         --            --       (2,300,838)        --
                           ------------  ------------   -----------   -----------   -----------

Net earnings (loss) . . .  $ 21,653,031     5,928,741    (1,635,175)   (4,536,179)   (6,037,978)
                           ============  ============   ===========   ===========   ===========





                               1997          1996           1995         1994          1993
                          ------------- -------------   -----------  ------------  ------------
Net earnings (loss)
 per Interest (b):
  Earnings (loss) before
    gains on sales of
    investment
    properties and
    extraordinary item. .  $      36.35         14.70         (9.15)       (12.41)       (31.79)
  Net gain on sale
    or disposition of
    investment property .         73.47         15.78         --            --            --
  Extraordinary items,
    net . . . . . . . . .          1.99         --            --           (11.65)        --
                           ------------  ------------   -----------   -----------   -----------

  Net earnings (loss)
    per Interest (b). . .  $     111.81         30.48         (9.15)       (24.06)       (31.79)
                           ============  ============   ===========   ===========   ===========

Total assets. . . . . . .  $160,776,991   138,673,945   178,508,742   189,322,387   195,051,570
Long-term debt. . . . . .  $ 63,123,525    63,630,727    88,670,160    64,470,886    87,612,869
Cash distributions
  per Interest (c). . . .  $      30.00         79.50         15.00         10.00         12.50
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



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1997



Property
--------

Topanga Plaza
Shopping Center    a)   The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                    GLA             Avg. Base Rent Per
                         December 31,          Occupancy Rate       Square Foot (1)
                         ------------          --------------       ------------------

                               1993 . . . . .       94%                $21.13
                               1994 . . . . .       95%                 24.84
                               1995 . . . . .       98%                 24.93
                               1996 . . . . .       98%                 28.03
                               1997 . . . . .       98%                 33.41

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


                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Topanga Plaza Shopping Center:

                                                                            Annualized        Percent of
                                           Number of        Approx. Total   Base Rent         Total 1997
                          Year Ending      Expiring         GLA of Expiring of Expiring       Base Rent
                          December 31,     Leases           Leases (1)      Leases            Expiring
                          ------------     ---------        --------------- -----------       ----------
                             1998               2                3,536           83,708           0.7%
                             1999               7               13,918          359,150           3.0%
                             2000              11               17,237          519,716           4.4%
                             2001               7                7,081          423,160           3.6%
                             2002              12               22,286          796,806           6.8%
                             2003              12               33,340          756,766           6.4%
                             2004              15               37,350        1,030,456           8.7%
                             2005              21               67,743        1,899,497          16.1%
                             2006              20               62,931        1,963,585          16.7%
                             2007               8               21,780          826,953           7.0%

                   (1)       Excludes leases that expire in 1998 for which renewal leases or leases with replacement tenants have been executed as of January 28, 1998.

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

     During 1996, 1997 and early 1998, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at between $150 and $475 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All of such offers have expired. As of the date of this report, the Partnership is aware that 5.79% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     At December 31, 1997, the Partnership had consolidated cash and cash equivalents of approximately $54,581,000, of which approximately $16,944,000 is held by the Partnership. The remaining $37,637,000 is held by the Partnership's consolidated joint ventures, of which approximately $25,505,000 represents the Partnership's share of undistributed sale proceeds from the sale of the 40 Broad Street office building in December 1997, which were subsequently received by the Partnership in January 1998, and cash flow from operations. These funds are available for distributions to partners, potential obligations related to representations and warranties given pursuant to the sale of the 40 Broad Street office building, tenant and capital improvements, leasing commissions, and other expenditures, including the Partnership's share of the costs associated with a possible expansion and mall enhancement, including a possible purchase of the Montgomery Ward parcel, at the Topanga Plaza Shopping Center. The Partnership and its consolidated venture has currently budgeted in 1998 approximately $1,088,000 for tenant improvements and other capital expenditures, excluding the possible expansion and mall enhancement at Topanga and purchase of the Ward store, of which the Partnership's share is currently budgeted to be approximately $631,000. Actual amounts expended in 1998 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. Additionally, as more fully described in the Notes, distributions to the General Partners have been deferred in accordance with the subordination requirements of the partnership agreement. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's remaining investment properties and through the sale of such investments. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6 above. The Partnership's and its ventures' mortgage obligations are separate non-recourse loans secured individually by the investment properties and are not obligations of other investments. The Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness.

     Commencing in 1996, the Partnership changed from a quarterly distribution of cash flow from operations to a semi-annual distribution in May and November of each year. In May 1997, the Partnership paid an operating distribution of $953,162 ($5 per Interest) for the first and second quarters of 1997 to the Limited Partners. In November 1997, the Partnership paid a special operating distribution of $3,812,648 ($20 per Interest) and an operating distribution of $953,162 ($5 per Interest) representing cash flow from operations for the third and fourth quarters of 1997. In February 1998, the Partnership made a distribution of sale proceeds primarily related to the sale of the 40 Broad Street office building of $22,875,888 ($120 per Interest) to the Limited Partners.

     40 BROAD STREET

     JMB-40 Broad Street Associates ("Broad Street") had committed to a plan to sell the property, and therefore, had classified the property as held for sale as of July 1, 1997. The property was no longer subject to continued depreciation beyond such date.

     On December 30, 1997, the joint venture sold the 40 Broad Street office building for $34,735,000 (before selling costs). The joint venture received approximately $33,155,000 of sale proceeds at closing, of which the Partnership's share was approximately $22,731,000 which was subsequently received in January 1998. Reference is made to the Notes for a further description of such sale.

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

     Due to the proposed sales, the San Jose venture had classified the parking garage structures and the 190 San Fernando Building as held for sale or disposition as of January 1, 1996. The remaining assets were classified as held for sale as of December 31, 1996, and have, therefore, not been subject to continued depreciation beyond such date.

     As previously reported, in 1996 San Jose completed a voluntary seismic upgrade to the 130 Park Center Financial Plaza building and the parking garage below the 100-130 buildings. The cost of the structural upgrade was approximately $860,000 (of which the Partnership's share was approximately $430,000).

     On February 24, 1998, San Jose sold the remaining assets of the Park Center Financial Plaza office complex to an independent third party for $76,195,000 (before selling costs). San Jose received approximately $49,400,000 of net sale proceeds at closing (after the repayment by San Jose of the mortgage loans secured by the 170 Almaden, 150 Almaden and 185 Park Avenue buildings with a balance of approximately $23,300,000, loan prepayment premiums of approximately $2,422,000 and closing costs), of which the Partnership's share was approximately $24,700,000. Reference is made to the Notes for a further description of such sale.

     TOPANGA PLAZA SHOPPING CENTER

     Occupancy at the Topanga Plaza Shopping Center at December 31, 1997 was approximately 98%. The Topanga venture had committed to a plan to sell the property and therefore had classified the property as held for sale as of December 31, 1996. The property has no longer been subject to continued depreciation beyond such date. The Partnership is continuing its discussion with its joint venture partner to sell its interest in the joint venture to the joint venture partner. There can be no assurance that any agreement will be reached in this regard.

     PLAZA HERMOSA SHOPPING CENTER

     The property was classified as held for sale or disposition as of December 1, 1996 and therefore was not subject to continued depreciation. On January 13, 1998, the Partnership sold the land and related improvements of the Plaza Hermosa Shopping Center for $13,335,000. The Partnership received approximately $6,400,000 of net sale proceeds at closing (after the repayment by the Partnership of the letter of credit secured by the property to support the underlying bond financing with a balance of approximately $6,480,000 and closing costs). Reference is made to the Notes for a further description of such transaction.

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

     The Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. In an effort to reduce partnership operating expenses, the Partnership elected to make semi-annual rather than quarterly distributions of available operating cash flow commencing with the 1996 distributions. By conserving working capital, the Partnership will be in a better position to meet the future needs of its remaining property since the availability of satisfactory outside sources of capital may be limited given the property's current debt levels. The Partnership has held its remaining investment property longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing the remaining property and the marketplace in which it operates, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment property as quickly as practicable. In such regard, the Partnership's remaining investment property has been classified as held for sale as discussed above. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999, perhaps in the 1998 timeframe, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements not otherwise reported are primarily the result of the sales of the First Financial Plaza office building and the 40 Broad Street office building in September 1996 and December 1997, respectively.

     The decrease in escrow deposits at December 31, 1997 as compared to December 31, 1996 is primarily due to the release from escrow of approximately $300,000 in December 1997 by the letter of credit holder at the Plaza Hermosa investment property in anticipation of the sale of the property.

     The decrease in accounts payable at December 31, 1997 as compared to December 31, 1996, and the related extraordinary gain for the year ended December 31, 1997, is primarily due to the reversal of $678,801 (of which the Partnership's share is $393,705) in accrued costs related to earthquake damage in 1994 at the Topanga Plaza investment property, as more fully discussed in the Notes. The decrease is also partially due to the sale of the 40 Broad Street office building in December 1997.

     The decrease in unearned rents at December 31, 1997 as compared to December 31, 1996 is primarily due to the timing of rental receipts at the Topanga Plaza investment property.

     The decrease in rental income for the year ended December 31, 1997 as compared to the year ended December 31, 1996 and for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the sale of the First Financial Plaza office building in September 1996. The decrease for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is partially offset by the receipt of proceeds totaling approximately $312,000 during 1997 from The Broadway and Nordstrom, relating to their share of prorata expenses and costs for repairs and restorations at the Topanga Plaza Shopping Center following the earthquake in early 1994. The decrease in rental income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is also partially due to the receipt of insurance proceeds of approximately $3,200,000, in the third quarter of 1995, relating to business interruption at the Topanga Plaza Shopping Center following the earthquake in early 1994. Furthermore, the decrease in rental income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is partially offset by the receipt of proceeds totaling approximately $513,000, in the second quarter of 1996, from Robinson-May and Montgomery Ward, relating to their pro rata share of expenses and costs for repairs and restorations at the Topanga Plaza Shopping Center following the earthquake in early 1994.

     The decrease in mortgage and other interest for the year ended December 31, 1997 as compared to the years ended December 31, 1996 and 1995 is primarily due to the sale of the First Financial Plaza office building in September 1996 and the $4,000,000 loan paydown at the First Financial Plaza in 1995.

     The decrease in depreciation expense for the year ended December 31, 1997 as compared to the years ended December 31, 1996 and 1995 is primarily due to the First Financial Plaza office building being classified as held for sale as of April 1, 1996, the Topanga Plaza and Plaza Hermosa investment properties being identified as held for sale or disposition as of December 31, 1996, and the 40 Broad Street investment property being identified as held for sale or disposition as of July 1, 1997, and therefore, no longer subject to depreciation beyond such dates.

     The increase in general and administrative expenses for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily attributable to an increase in reimbursable costs to affiliates of the General Partners in 1997. The decrease in general and administrative expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily attributable to an increase in reimbursable costs to affiliates of the General Partners in 1995 including the recognition of certain additional prior year reimbursable costs to such affiliates.

     The provision for value impairment for the year ended December 31, 1995 is due to the Partnership recording a provision for value impairment of $5,500,000 at the Plaza Hermosa investment property at September 30, 1995.

     The increase in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to an increase in earnings of the San Jose venture due to the San Jose properties being identified as held for sale or disposition as of December 31, 1996, and therefore, no longer subject to depreciation beyond such date. The decrease in Partnership's share of operations of unconsolidated ventures for the year ended
December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the sale of the 190 San Fernando building and one of the parking structures at the San Jose investment property in 1996, partially offset by the write-off of receivables in 1995 related to a certain tenant at the San Jose investment property.

     The Partnership's share of gain on sale of investment properties of unconsolidated venture of $1,412,610 in 1996 relates to the sale of the 190 San Fernando building and one of the parking structures at the San Jose investment property.

     The increase in venture partners' share of consolidated ventures' operations before extraordinary item for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the Topanga Plaza and 40 Broad Street investment properties being identified as held for sale or disposition as of December 31, 1996 and July 1, 1997, respectively, and therefore, no longer subject to depreciation beyond such dates. In addition, the increase is also due to a reduction in assessed real estate taxes for 1997 at the 40 Broad Street investment property. However, this increase is partially offset by the sale of the First Financial Plaza office building in September 1996. The decrease in venture partners' share of consolidated ventures' operations before extraordinary item for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the sale of the First Financial Plaza office building in September 1996.

     The venture partner's share of gain on sale of investment property of $6,455,513 in 1997 is the gain on the sale of the 40 Broad Street investment property in December 1997. The venture partner's share of gain on sale of investment property of $1,270,596 in 1996 is the gain on the sale of the First Financial Plaza investment property in September 1996.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial property have escalation clauses covering increases in the cost of operating and maintaining the property as well as real estate taxes. Therefore, there should be little effect from inflation on operating earnings if the property remains substantially occupied. In addition, substantially all of the leases at the Partnership's shopping center investment contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   JMB INCOME PROPERTIES, LTD. - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                                 INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1997 and 1996
Consolidated Statements of Operations, years ended December 31, 1997,
  1996 and 1995
Consolidated Statements of Partners' Capital Accounts, years ended
  December 31, 1997, 1996 and 1995
Consolidated Statements of Cash Flows, years ended December 31, 1997,
  1996 and 1995
Notes to Consolidated Financial Statements

                                                          Schedule
                                                          --------

Consolidated Real Estate and Accumulated Depreciation        III

Schedules not filed:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable as the information is presented in the consolidated financial statements or related notes.




                        JMB/SAN JOSE ASSOCIATES
                        (A GENERAL PARTNERSHIP)

                                 INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1997 and 1996
Statements of Operations, years ended December 31, 1997, 1996 and 1995 Statements of Partners' Capital Accounts, years ended December 31, 1997,
  1996 and 1995
Statements of Cash Flows, years ended December 31, 1997, 1996 and 1995 Notes to Financial Statements.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - XII and consolidated ventures at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated ventures changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.







                                    KPMG PEAT MARWICK LLP



Chicago, Illinois
March 25, 1998

                                      JMB INCOME PROPERTIES, LTD. - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 1997 AND 1996

                                                   ASSETS
                                                   ------
                                                                            1997              1996
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $ 54,580,706       22,821,808
  Rents and other receivables, net of allowance for
    doubtful accounts of $25,880 in 1997 and
    $255,866 in 1996. . . . . . . . . . . . . . . . . . . . . . . . .        217,745          774,707
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .        179,879          282,111
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .        878,669        1,053,916
                                                                        ------------      -----------

          Total current assets. . . . . . . . . . . . . . . . . . . .     55,856,999       24,932,542
                                                                        ------------      -----------

Investment properties - Schedule III:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           1,765,194
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . .          --          22,602,302
                                                                        ------------      -----------

                                                                               --          24,367,496
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . .          --          14,873,703
                                                                        ------------      -----------

          Total properties held for investment,
            net of accumulated depreciation . . . . . . . . . . . . .          --           9,493,793

  Properties held for sale or disposition . . . . . . . . . . . . . .     91,675,837       90,811,933
                                                                        ------------      -----------

          Total investment properties . . . . . . . . . . . . . . . .     91,675,837      100,305,726

Investment in unconsolidated ventures, at equity. . . . . . . . . . .      6,353,682        4,848,158
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .      5,000,125        6,491,467
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .      1,890,348        2,096,052
                                                                        ------------      -----------

                                                                        $160,776,991      138,673,945
                                                                        ============      ===========




                                      JMB INCOME PROPERTIES, LTD. - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED


                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                 ------------------------------------------

                                                                            1997              1996
                                                                        ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .   $    507,202          458,557
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .        533,374        1,601,488
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .        482,884          503,951
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .        272,481          595,723
                                                                        ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .      1,795,941        3,159,719

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .        147,624          200,990
Long-term debt, less current portion. . . . . . . . . . . . . . . . .     63,123,525       63,630,727
                                                                        ------------      -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .     65,067,090       66,991,436

Venture partners' subordinated equity in ventures . . . . . . . . . .     25,015,702       16,922,369

Partners' capital accounts:
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .         11,123           11,123
      Cumulative net earnings . . . . . . . . . . . . . . . . . . . .      1,359,410          915,607
                                                                        ------------      -----------
                                                                           1,370,533          926,730
                                                                        ------------      -----------
  Limited partners (189,684 interests):
      Capital contributions, net of offering costs. . . . . . . . . .    171,306,452      171,306,452
      Cumulative net loss . . . . . . . . . . . . . . . . . . . . . .     (3,091,192)     (24,300,420)
      Cumulative cash distributions . . . . . . . . . . . . . . . . .    (98,891,594)     (93,172,622)
                                                                        ------------      -----------
                                                                          69,323,666       53,833,410
                                                                        ------------      -----------
          Total partners' capital accounts. . . . . . . . . . . . . .     70,694,199       54,760,140
                                                                        ------------      -----------
                                                                        $160,776,991      138,673,945
                                                                        ============      ===========

                        See accompanying notes to consolidated financial statements.

                                      JMB INCOME PROPERTIES, LTD. - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                           1997             1996            1995
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .     $26,345,595       28,415,164      32,608,714
  Interest income . . . . . . . . . . . . . . . . .       1,330,433        1,224,129       1,331,792
  Gain on sale of investment property . . . . . . .      20,532,802        2,882,573           --
                                                        -----------      -----------     -----------
                                                         48,208,830       32,521,866      33,940,506
                                                        -----------      -----------     -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . .       6,108,328        7,665,413       8,991,027
  Depreciation. . . . . . . . . . . . . . . . . . .         328,493        4,625,655       5,598,646
  Property operating expenses . . . . . . . . . . .      10,106,333       12,174,612      12,602,194
  Professional services . . . . . . . . . . . . . .         280,273          307,504         333,970
  Amortization of deferred expenses . . . . . . . .       1,029,488        1,205,175       1,263,041
  General and administrative. . . . . . . . . . . .         483,878          357,395         427,735
  Provision for value impairment. . . . . . . . . .           --               --          5,500,000
                                                        -----------      -----------     -----------
                                                         18,336,793       26,335,754      34,716,613
                                                        -----------      -----------     -----------
                                                         29,872,037        6,186,112        (776,107)

Partnership's share of earnings (loss) from
  operations of unconsolidated ventures . . . . . .       1,505,524          611,483         709,164
Partnership's share of gain on sale of investment
  properties of unconsolidated venture. . . . . . .           --           1,412,610           --
Venture partners' share of consolidated ventures'
  operations before extraordinary item. . . . . . .      (3,662,722)      (1,010,868)     (1,568,232)
Venture partners' share of gain on sale of
  investment property . . . . . . . . . . . . . . .      (6,455,513)      (1,270,596)          --
                                                        -----------      -----------     -----------
          Earnings (loss) before
            extraordinary item. . . . . . . . . . .      21,259,326        5,928,741      (1,635,175)

Extraordinary item (net of venture partner's
  share of $285,096). . . . . . . . . . . . . . . .         393,705            --              --
                                                        -----------      -----------     -----------
          Net earnings (loss) . . . . . . . . . . .     $21,653,031        5,928,741      (1,635,175)
                                                        ===========      ===========     ===========




                                      JMB INCOME PROPERTIES, LTD. - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                           1997             1996            1995
                                                       ------------     ------------    ------------
Net earnings (loss) per limited partnership
 interest:
   Earnings (loss) before gain on sale of
     investment properties and extraordinary
     item . . . . . . . . . . . . . . . . . . . . .     $     36.35            14.70           (9.15)
   Gain on sale of investment properties. . . . . .           73.47            15.78           --
   Extraordinary item, net. . . . . . . . . . . . .            1.99            --              --
                                                        -----------      -----------     -----------
          Net earnings (loss) per limited
            partnership interest. . . . . . . . . .     $    111.81            30.48           (9.15)
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

                                        JMB INCOME PROPERTIES, LTD. - XII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                 GENERAL PARTNERS                             LIMITED PARTNERS (189,684 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                           NET                                     NET OF        NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS      CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS     TOTAL         COSTS       (LOSS)   DISTRIBUTIONS    TOTAL
              -------   ---------- -------------  -----------   -----------  ---------- ------------- -----------
Balance at
 December 31,
 1994 . . . . $11,123      669,602         --        680,725   171,306,452  (28,347,981) (75,157,860) 67,800,611

Cash distri-
 butions
 ($15 per
 limited
 partnership
 interest). .   --            --           --           --           --            --     (2,859,487) (2,859,487)
Net earnings
 (loss) . . .   --          99,593         --         99,593         --      (1,734,768)       --     (1,734,768)
              -------      -------      -------      -------   -----------  -----------  -----------  ----------
Balance at
 December 31,
 1995 . . . .  11,123      769,195         --        780,318    171,306,452 (30,082,749) (78,017,347) 63,206,356

Cash distri-
 butions
 ($79.50 per
 limited
 partnership
 interest). .    --          --            --          --            --           --     (15,155,275)(15,155,275)
Net earnings
 (loss) . . .    --        146,412         --        146,412         --       5,782,329        --      5,782,329
              -------      -------      -------      -------    ----------- -----------  -----------  ----------




                                        JMB INCOME PROPERTIES, LTD. - XII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS - CONTINUED


                                 GENERAL PARTNERS                             LIMITED PARTNERS (189,684 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                           NET                                     NET OF        NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS      CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS     TOTAL         COSTS       (LOSS)   DISTRIBUTIONS    TOTAL
              -------   ---------- -------------  -----------   -----------  ---------- ------------- -----------

Balance at
 December 31,
 1996 . . . .  11,123      915,607         --        926,730    171,306,452 (24,300,420) (93,172,622) 53,833,410

Cash distri-
 butions
 ($30 per
 limited
 partnership
 interest). .    --           --           --           --           --           --      (5,718,972) (5,718,972)
Net earnings
 (loss) . . .    --        443,803         --        443,803         --      21,209,228        --     21,209,228
              -------    ---------      -------    ---------   -----------  -----------  -----------  ----------
Balance at
 December 31,
 1997 . . . . $11,123    1,359,410         --      1,370,533   171,306,452   (3,091,192) (98,891,594) 69,323,666
              =======    =========      =======    =========   ===========  ===========  ===========  ==========















                          See accompanying notes to consolidated financial statements.

                                        JMB INCOME PROPERTIES, LTD. - XII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            1997            1996             1995
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $21,653,031        5,928,741      (1,635,175)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . .         328,493        4,625,655       5,598,646
    Amortization of deferred expenses . . . . . . .       1,029,488        1,205,175       1,263,041
    Partnership's share of operations of
      unconsolidated venture. . . . . . . . . . . .      (1,505,524)        (611,483)       (709,164)
    Partnership's share of gain on sale of
      investment properties of unconsolidated
      venture . . . . . . . . . . . . . . . . . . .           --          (1,412,610)          --
    Venture partners' share of
      ventures' operations, gain on sale and
      extraordinary item. . . . . . . . . . . . . .      10,403,333        2,281,464       1,568,232
    Total gain on sale of investment property . . .     (20,532,802)      (2,882,574)          --
    Provision for value impairment. . . . . . . . .           --               --          5,500,000
    Extraordinary item. . . . . . . . . . . . . . .        (678,801)           --              --
  Changes in:
    Rents and other receivables . . . . . . . . . .         556,962        1,670,049        (380,342)
    Prepaid expenses. . . . . . . . . . . . . . . .         102,232          (21,947)        (33,566)
    Escrow deposits . . . . . . . . . . . . . . . .         175,247         (153,355)       (192,229)
    Casualty insurance receivable . . . . . . . . .           --               --            853,000
    Accrued rents receivable. . . . . . . . . . . .      (1,559,728)        (289,426)       (151,292)
    Accounts payable. . . . . . . . . . . . . . . .        (389,313)        (436,529)     (1,802,619)
    Accrued interest  . . . . . . . . . . . . . . .         (21,067)          (6,671)        488,126
    Unearned rents. . . . . . . . . . . . . . . . .        (323,242)         572,414         (41,486)
    Tenant security deposits. . . . . . . . . . . .         (53,366)        (291,224)        (17,279)
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .       9,184,943       10,177,679      10,307,893
                                                        -----------      -----------     -----------





                                        JMB INCOME PROPERTIES, LTD. - XII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                            1997            1996            1995
                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases)
    of short-term investments . . . . . . . . . . .           --               --         14,176,812
  Cash proceeds on sale of investment property. . .      33,154,809       12,985,931           --
  Additions to investment properties,
    net of related payables . . . . . . . . . . . .      (1,743,255)      (1,583,556)     (1,658,644)
  Partnership's distributions from
    unconsolidated ventures . . . . . . . . . . . .           --           3,588,000       1,250,000
  Partnership's contributions to
    unconsolidated ventures . . . . . . . . . . . .           --               --         (1,233,437)
  Payment of deferred expenses. . . . . . . . . . .        (350,070)        (624,372)       (577,311)
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .      31,061,484       14,366,003      11,957,420
                                                        -----------      -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . .        (458,557)        (622,627)     (4,593,543)
  Advances from venture partners. . . . . . . . . .           --               --           (435,000)
  Venture partners' contributions to venture. . . .           --             161,356       1,580,310
  Distributions to venture partners . . . . . . . .      (2,310,000)      (7,561,880)     (2,723,400)
  Distributions to limited partners . . . . . . . .      (5,718,972)     (15,155,275)     (2,859,487)
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .      (8,487,529)     (23,178,426)     (9,031,120)
                                                        -----------      -----------     -----------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . .      31,758,898        1,365,256      13,234,193
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .      22,821,808       21,456,552       8,222,359
                                                        -----------      -----------     -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .     $54,580,706       22,821,808      21,456,552
                                                        ===========      ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . .     $ 6,129,395        7,672,084       8,502,901
                                                        ===========      ===========     ===========





                                        JMB INCOME PROPERTIES, LTD. - XII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                            1997            1996            1995
                                                        -----------      -----------     -----------

Non-cash investing and financing activities:
  Total sales proceeds from sale of investment
    property, net of selling expenses . . . . . . .     $33,154,809       37,690,486           --
  Principal balance due on mortgage payable . . . .           --         (24,704,555)          --
                                                        -----------      -----------     -----------
          Cash proceeds from sale of investment
            property, net of selling expenses . . .     $33,154,809       12,985,931           --
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

                   JMB INCOME PROPERTIES, LTD. - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds (either directly or through joint ventures) investments in real estate. Business activities consist of rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments.

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

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1997 and 1996 is summarized as follows:

                                                   1997                              1996
                                                  -------------------------------------------------------------
                                                         TAX BASIS                         TAX BASIS
                                       GAAP BASIS       (UNAUDITED)       GAAP BASIS      (UNAUDITED)
                                      ------------      ----------       ------------     ----------
Total assets. . . . . . . . . . . .   $160,776,991       89,829,763      138,673,945     103,781,808
Partners' capital accounts
  (deficits):
    General partners. . . . . . . .      1,370,533       (1,314,353)         926,730      (1,184,427)
    Limited partners. . . . . . . .     69,323,666       84,497,148       53,833,410      98,323,758
Net earnings (loss):
    General partners. . . . . . . .        443,803         (129,924)         146,412         (40,931)
    Limited partners. . . . . . . .     21,209,228       (8,107,640)       5,782,329        (276,439)
Net earnings (loss)
  per limited partnership
  interest. . . . . . . . . . . . .         111.81            42.74            30.48           (1.46)
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these financial statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($53,859,686 and $21,768,622 at December 31, 1997 and 1996, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments" (as amended), requires certain large entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. The debt, with a carrying balance of $63,630,727, has been calculated to have an SFAS 107 value of $69,174,577 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment and the inability to obtain comparable financing due to current levels of debt, previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported. The Partnership has no other significant financial instruments.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain circumstances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

     The Partnership has acquired, either directly or through joint ventures three shopping centers, two office buildings and an office complex. The Partnership sold its interest in the Mid Rivers Mall in St. Louis, Missouri in January 1992. In March 1996, the San Jose venture sold its interest in the 190 San Fernando Building and one of the parking structures at the Park Center Financial Plaza investment property. The Partnership sold its interest in the First Financial Plaza office building in September 1996. The Venture sold the 40 Broad Street Office Building in December 1997. All of the remaining properties were in operation at December 31, 1997. Subsequent to the end of the year, the Partnership sold the Plaza Hermosa Shopping Center and the remaining assets in the Park Center Financial Plaza office complex. The cost of the investment properties represents the total cost to the Partnership or its consolidated ventures plus miscellaneous acquisition costs.

     Depreciation on the properties has been provided over the estimated useful lives of the various components as follows:

                                                     YEARS
                                                     -----
      Building and improvements -- straight-line.      30
      Personal property -- straight-line. . . . .       5
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

     The results of operations, net of venture partners' share, for consolidated properties classified as held for sale or disposition as of December 31, 1997 or sold or disposed of during the past three years were profits of $5,866,318 and $1,961,979 and losses of $2,633,237 for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, the accompanying consolidated financial statements include $1,505,524, $611,483 and $709,164 of the Partnership's share of total unconsolidated property operations of $3,011,047, $1,222,965 and $1,418,328 of the properties owned by the San Jose venture held for sale or disposition as of December 31, 1997 or sold or disposed of in the past three years, respectively.

     Certain investment properties are pledged as security for the long-term debt, for which there is no recourse to the Partnership.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. These standards became effective for reporting periods after December 15, 1997. As the Partnership's capital structure only has general and limited partnership interests, the Partnership will not experience any significant impact on its consolidated financial statements.

     Certain 1996 and 1995 amounts have been reclassed to conform to 1997 presentation.

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

     This financing was secured by a letter of credit facility which was ultimately secured by a deed of trust on the property. In December 1994, upon expiration of the letter of credit, the Partnership obtained a long-term replacement letter of credit with a new lender and simultaneously retired the original bond financing and issued new bonds to the existing bondholders in the aggregate amount of $6,400,000. The replacement letter of credit was scheduled to expire in December 1997, but was extended for a two year period in 1997.

     As a result of reduced projected cash flows, the upcoming maturity of the letter of credit facility in 1999 and the expected holding period of the property, there was uncertainty as to the Partnership's ability to recover the net carrying value of the Plaza Hermosa investment property through future operations or sale over its revised expected holding period.

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

     As the Partnership had committed to a plan to sell the property, the property had been classified as held for sale as of December 1, 1996 and therefore has not been subject to continued depreciation after such date.

     On January 13, 1998, the Partnership sold the land, building and related improvements of the Plaza Hermosa Shopping Center to an unaffiliated third party for a sale price of $13,335,000 (before selling costs and prorations). The sale will result in a gain in 1998 of approximately $4,000,000 and $2,400,000 for financial reporting and Federal income tax purposes, respectively. In addition, in connection with the sale of the property, as is customary in such transactions, the Partnership agreed to certain representations, warranties and covenants with a stipulated survival period that expires September 15, 1998. Although it is not expected, the Partnership may ultimately have some liability under such representations, warranties and covenants, but such liability has been limited in the sale agreement to actual damages in an amount not to exceed $800,000 in the aggregate.

VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 1997 is a party to two operating venture agreements and has made capital contributions to the respective ventures as discussed below. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

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


     The property is managed by an unaffiliated third party for a fee calculated as 3% of gross receipts.

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

     In March 1996, San Jose sold the 190 San Fernando Building to an independent third party. The sale price of the building was $1,753,000 (before selling costs), and was paid in cash at closing. San Jose recognized a gain of approximately $789,000 and $21,000, respectively, for financial reporting and Federal income tax purposes in 1996, of which approximately $394,500 and $10,500, respectively, was allocated to the Partnership.

     As San Jose had committed to a plan to sell the properties, the 190 San Fernando Building and the parking structures were classified as held for sale or disposition as of January 1, 1996 and therefore were not subject to continued depreciation. The San Jose venture subsequently committed to a plan to sell the balance of the complex, and classified the remaining assets as held for sale as of December 31, 1996 and these assets have, therefore, no longer been subject to continued depreciation beyond such date.

     On February 24, 1998, San Jose sold the land, buildings, related improvements and personal property of the remaining assets of the Park Center Financial Plaza office complex to an unaffiliated third party for a sale price of $76,195,000 (before selling costs and prorations). The sale will result in a gain in 1998 of approximately $41,000,000 and $23,000,000 for financial reporting and Federal income tax purposes, respectively, of which approximately $20,500,000 and $11,500,000 of gain will be allocated to the Partnership, respectively. In addition, in connection with the sale of the property, as is customary in such transactions, San Jose agreed to certain representations, warranties and covenants with a stipulated survival period that expires November 15, 1998. Although it is not expected, San Jose and the Partnership may ultimately have some liability under such representations, warranties and covenants.

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

     On January 17, 1994, an earthquake occurred in Los Angeles, California with its epicenter in the town of Northridge, approximately six miles from Topanga Plaza Shopping Center. The estimated costs at Topanga for which the joint venture was responsible was approximately $11.9 million. The majority of these costs were subject to recovery under the joint venture's earthquake insurance policy. The deductible on the earthquake casualty and business interruption coverages was approximately $2.1 million which was funded by Topanga from operations in 1995 and/or offset by other insurance recoveries as discussed below. The $11.9 million of total costs was reimbursed through insurance proceeds. Approximately $3.2 million of additional insurance proceeds were collected as a final settlement during the third quarter of 1995. Such amount represented recoveries under the joint venture's business interruption policy and was reflected as rental income in the accompanying consolidated financial statements.

     In the second quarter of 1996, Topanga received, in the aggregate, approximately $513,000 from Robinson-May and Montgomery Ward, relating to their prorata share of expenses and costs for repairs and restorations to the Topanga Plaza Shopping Center following the earthquake. During 1997, Topanga received, in the aggregate, approximately $312,000 from The Broadway and Nordstrom, relating to their prorata share of expenses and costs for repairs and restorations to the Topanga Plaza Shopping Center following the earthquake. As of the date of this report, Topanga is not expecting to receive any significant additional reimbursements from tenants related to the earthquake.

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

     Montgomery Ward, a major department store which owns its own facility, filed for bankruptcy protection pursuant to Chapter 11 of the Federal bankruptcy code on July 7, 1997. The store continues to operate and fulfill its obligations under its operating agreement. Topanga is considering the possibility of purchasing the Ward store to protect the value of the shopping center. However, there is no assurance that any such transaction will occur.

     During the third quarter of 1997, $678,801 of the approximate $770,000 of remaining previously accrued costs related to earthquake damage in 1994, was reversed and recognized as an extraordinary gain. This liability was established in 1994 for Topanga's share of the estimated repair costs due to the earthquake damage. This reversal is attributable to repairs which are no longer considered necessary as a result of previously overestimated repair costs.

     The Topanga venture committed to a plan to sell the property and therefore classified the property as held for sale as of December 31, 1996.

The property has no longer been subject to continued depreciation beyond such date.

     The Partnership is currently in discussions with the joint venture partner to explore the possibility of the joint venture partner buying the Partnership's interest in Topanga. There can be no assurance that any agreement will be reached in this regard.

     Concurrent with the discussions described above, the Partnership is currently preparing to cause the joint venture to market the property for sale to third parties, as provided for under the Topanga venture agreement.

Under such agreement, the joint venture partner and the Partnership each have a limited right of first refusal to purchase the other's interest if a third party offer is tendered by the other partner, which could have the effect of lengthening the time necessary to effect a sale or discouraging offers for the property. There can be no assurance that any sale transaction will occur.

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

     The Partnership was allocated or distributed profits and losses, cash flow from operations and sale or refinancing proceeds in the ratio of its capital contributions to Broad Street which is 68.56%.

     The property was managed by an unaffiliated third party for a fee calculated as 2% of gross receipts.

     As the Partnership had committed to a plan to sell the property as of July 1, 1997, the property had been classified as held for sale as of that date, and therefore, has not been subject to continued depreciation.

     On December 30, 1997, the Partnership, through the Affiliated Joint Venture, sold the land, building, related improvements and personal property of the 40 Broad Street office building to an unaffiliated third party for a sale price of $34,735,000 (before selling costs). The sale resulted in a gain of $20,532,803 (predominantly due to provisions for value impairment totaling approximately $52,000,000 recorded in 1990 and 1991, of which the Partnership's share was approximately $35,651,000), of which the Partnership's share was $14,077,289 and a loss of $9,703,264, of which the Partnership's share was $6,652,557 in 1997 for financial reporting and Federal income tax purposes, respectively. In addition, in connection with the sale of the property, as is customary in such transactions, the Affiliated Joint Venture agreed to certain representations, warranties and covenants with a stipulated survival period that expires December 1, 1998. Although it is not expected, the Affiliated Joint Venture and the Partnership may ultimately have some liability under such representations, warranties and covenants, but such liability has been limited in the sale agreement to actual damages in an amount not to exceed $1,500,000 in the aggregate.

     In February 1998, the Partnership made a distribution of sale proceeds primarily related to the sale of the property of $22,875,888 ($120 per Interest) to the Limited Partners.

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

     The First Financial office building was classified as held for sale as of April 1, 1996 and therefore was not subject to continued depreciation since such date.

     On September 11, 1996, the joint venture sold the First Financial office building to an unaffiliated third-party for a sale price of $37,900,000 (before selling costs and prorations). The joint venture received $13,095,445 of net sale proceeds at closing (which reflected the assumption by the buyer of the mortgage loan with a current balance of $24,704,555 and closing costs), substantially all of which were allocable to First Financial pursuant to the Encino venture agreement. The sale resulted in approximately $2,880,000 and $18,800,000 of gain for financial reporting purposes and Federal income tax purposes in 1996, respectively, of which approximately $1,612,000 and $2,000 of gain was allocated to the Partnership, respectively. The Partnership made a cash distribution of $42 per Interest from the sales proceeds in November 1996.

     The Encino partnership agreement generally provided that First Financial was entitled to receive (after any participating amounts due to Pepperdine University pursuant to its tenant lease) from cash flow from operations (as defined) an annual cumulative preferred return equal to 9.05% through April 30, 1995 (and 8.9% thereafter) of its capital contri-butions. Any remaining cash flow was to be split equally between First Financial and the Encino Venture Partner. Pepperdine University, under its tenant lease, was entitled to an amount based on 6.6% of the Venture Partner's share of the office building's net operating profit and net sale profit (as defined). All of Encino's operating profits and losses before depreciation were allocated to First Financial in 1995 and 1996.

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


LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1997 and
1996:
                                            1997            1996
                                        -----------     -----------
10-1/8% mortgage note secured by
 the Topanga Plaza shopping center
 in Los Angeles, California; payable
 in monthly installments of principal
 and interest of $523,225 through
 January 2002  when the remaining
 balance is due and payable . . .       $57,230,727      57,689,284

Floating rate bond financing
 (certificates), secured by the
 Plaza Hermosa Shopping Center
 in Hermosa Beach, California;
 the certificates bear interest
 based on a floating rate
 which is adjustable weekly
 (as defined), with a maximum
 interest rate of 13.5%, interest
 only is payable monthly through
 December 2023 when the entire
 outstanding balance is due and
 payable (repaid upon sale
 in January 1998) . . . . . . . .         6,400,000       6,400,000
                                        -----------     -----------
          Total debt. . . . . . .        63,630,727      64,089,284
          Less current portion
            of long-term debt . .           507,202         458,557
                                        -----------     -----------
          Total long-term debt. .       $63,123,525      63,630,727
                                        ===========     ===========

     Five year scheduled maturities of long-term debt are summarized as follows:

                    1998. . . . . . . . . .     $   507,202
                    1999. . . . . . . . . .         561,008
                    2000. . . . . . . . . .         620,521
                    2001. . . . . . . . . .         686,348
                    2002. . . . . . . . . .      54,855,647
                                                ===========


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

     The Partnership Agreement provides that the General Partners shall receive as a distribution from the sale of a real property by the Partnership amounts equal to the cumulative deferrals of any portion of their 10% cash distribution and 2-1/2% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, notwithstanding such allocations, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership, (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the second fiscal quarter of 1986 and (iii) have received cash distributions of sale and refinancing proceeds and of the Partnership's operations, in an amount equal to the Limited Partners' initial capital investment in the Partnership plus a 10% annual return on the Limited Partners' average capital investment. As the above levels of return are not expected to be achieved, the General Partners have waived their right to receive any portion of the proceeds from the sales of property by the Partnership.

LEASES

     At December 31, 1997, the Partnership and its consolidated ventures' principal assets are two shopping centers. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the properties, excluding the cost of the land, is depreciated over the estimated useful lives. Leases with tenants range in term from month-to-month to twenty-five years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, substantially all of the leases provide for additional rent based upon percentages of tenants' sales volumes. A substantial portion of the ability of retail tenants to honor their leases is dependent on the retail economic sector.

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

                    1998. . . . . . . . . .   $ 10,469,801
                    1999. . . . . . . . . .     10,277,342
                    2000. . . . . . . . . .      9,901,830
                    2001. . . . . . . . . .      9,645,557
                    2002. . . . . . . . . .      9,023,985
                    Thereafter. . . . . . .     25,281,458
                                              ------------
                        Total . . . . . . .   $ 74,599,973
                                              ============

     Contingent rent (based on sales by property tenants) included in rental income was as follows:

                    1995. . . . . . . . . .       $438,733
                    1996. . . . . . . . . .        301,919
                    1997. . . . . . . . . .        183,895
                                                  ========

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1997 and for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                         UNPAID AT
                                                        DECEMBER 31,
                            1997       1996      1995      1997
                          --------   --------  -------- ------------
Property management
 and leasing fees . . . . $ 79,670     70,792    67,422      --
Insurance
 commissions. . . . . . .   22,214     34,632    75,330      --
Reimbursement (at cost)
 for accounting
 services . . . . . . . .   24,372      9,642    90,577    12,474
Reimbursement (at cost)
 for portfolio manage-
 ment services. . . . . .   39,225     25,996    38,217    11,405
Reimbursement (at cost)
 for legal services . . .   11,542      8,683     4,222     4,078
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses .     842       1,026   170,348      --
                          --------   --------  --------    ------
                          $177,865    150,771   446,116    27,957
                          ========   ========  ========    ======

     Certain of the Partnership's properties are managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties.

     During 1994, certain officers and directors of the Managing General Partner acquired interests in a company which provides certain property management services to a property owned by the Partnership. The fees earned by such company from the Partnership for the years ended
December 31, 1997, 1996 and 1995 were approximately $32,500, $39,000 and $30,000, respectively, all of which has been paid at December 31, 1997.

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred receipt of their distri-butions of net cash flow from the Partnership. The cumulative amount of such deferred distributions aggregated $8,684,505 at December 31, 1997. The amount is being deferred in accordance with the subordination requirements of the Partnership Agreement as discussed above. The Partnership does not expect that the subordination requirements of the Partnership Agreement will be satisfied to permit payment of the majority of these amounts. These amounts or amounts currently payable do not bear interest.

INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary of financial information for San Jose as of and for the years ended December 31, 1997 and 1996 is as follows:

                                          1997            1996
                                      ------------    ------------

Current assets. . . . . . . . . .     $  4,819,672       4,538,120
Current liabilities . . . . . . .         (619,337)       (456,506)
                                      ------------    ------------
      Working capital . . . . . .        4,200,335       4,081,614
Investment property, net. . . . .       30,803,149      28,430,666
Other assets, net . . . . . . . .        1,204,478         959,991
Long-term debt. . . . . . . . . .      (22,961,889)    (23,338,875)
Other liabilities . . . . . . . .         (181,229)        (79,599)
Venture partners' equity. . . . .       (6,711,162)     (5,205,639)
                                      ------------    ------------
      Partnership's capital . . .     $  6,353,682       4,848,158
                                      ============    ============
Represented by:
  Invested capital. . . . . . . .     $ 48,767,680      48,767,680
  Cumulative distributions. . . .      (25,490,500)    (25,490,500)
  Cumulative loss . . . . . . . .      (16,923,498)    (18,429,022)
                                      ------------    ------------
                                      $  6,353,682       4,848,158
                                      ============    ============
Total income. . . . . . . . . . .     $  9,404,683       9,238,168
                                      ============    ============
Expenses. . . . . . . . . . . . .     $  6,393,636       8,015,203
                                      ============    ============
Gain on disposition of
  investment property . . . . . .     $      --          2,825,220
                                      ============    ============
Net earnings. . . . . . . . . . .     $  3,011,047       4,048,185
                                      ============    ============

    Total income, expenses and net earnings for the above-mentioned venture for the year ended December 31, 1995 were $6,412,066, $9,182,446 and $1,418,328, respectively.


                                                                                          SCHEDULE III
                                      JMB INCOME PROPERTIES, LTD. - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES
                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                              DECEMBER 31, 1997


                                                         COSTS
                                                      CAPITALIZED
                               INITIAL COST TO         SUBSEQUENT           GROSS AMOUNT AT WHICH CARRIED
                               PARTNERSHIP (A)      TO ACQUISITION              AT CLOSE OF PERIOD (B)
                          -------------------------  --------------    ------------------------------------
                                        BUILDINGS      BUILDINGS                    BUILDINGS
                                          AND            AND                           AND
              ENCUMBRANCE     LAND     IMPROVEMENTS IMPROVEMENTS(D)       LAND     IMPROVEMENTS   TOTAL (E)
              -----------  ----------- ------------  --------------    ----------  ------------ -----------
SHOPPING
 CENTERS:
Los Angeles,
 California
 (C). . . . . $57,230,727    8,506,014   54,714,281     46,124,455      8,506,014   100,838,736 109,344,750
Hermosa
 Beach,
 California .   6,400,000    5,106,570   13,131,181     (3,073,895)     3,176,525    10,057,286  13,233,811
              -----------   ----------  -----------    -----------     ----------   ----------- -----------

    Total . . $63,630,727   13,612,584  67,845,462      43,050,560     11,682,539   110,896,022 122,578,561
              ===========   ==========  ===========    ===========     ==========   =========== ===========


                                                                              SCHEDULE III - CONTINUED
                                      JMB INCOME PROPERTIES, LTD. - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES
                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                                              DECEMBER 31, 1997


                                                                                 LIFE ON WHICH
                                                                                 DEPRECIATION
                                                                                  IN LATEST
                                                                                 STATEMENT OF      1997
                                   ACCUMULATED           DATE OF      DATE        OPERATIONS    REAL ESTATE
                                  DEPRECIATION(F)     CONSTRUCTION  ACQUIRED     IS COMPUTED       TAXES
                                 ----------------     ------------ ----------  ---------------  -----------
SHOPPING CENTERS:
 Los Angeles,
  California (C). . . . . . . . . .  $26,570,333          1964       12/31/85       5-30 years     753,698
 Hermosa Beach,
   California . . . . . . . . . . .    4,332,391          1985       09/03/86       5-30 years     212,784
                                     -----------                                                 ---------
    Total . . . . . . . . . . . . .  $30,902,724                                                   966,482
                                     ===========                                                 =========

------------------

Notes:
     (A)  The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
     (B)  The aggregate cost of real estate owned at December 31, 1997 for Federal income tax purposes was
$112,612,934.
     (C)  Properties owned and operated by joint venture.
     (D)  In 1995, the Partnership recorded a provision for value impairment totaling $5,500,000 (which included a reduction in deferred costs of $15,671) at the Plaza Hermosa Shopping Center.


                                                                              SCHEDULE III - CONTINUED
                                      JMB INCOME PROPERTIES, LTD. - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES
                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                                              DECEMBER 31, 1997


(E)   Reconciliation of real estate owned:

                                                             1997            1996              1995
                                                         ------------    ------------     ------------
     Balance at beginning of period . . . . . . . . .    $146,082,153     189,130,405      193,298,414
     Additions during period. . . . . . . . . . . . .       1,743,255       1,583,556        1,316,320
     Sale or disposal during period . . . . . . . . .     (25,246,847)    (44,631,808)           --
     Provision for value impairment . . . . . . . . .           --              --          (5,484,329)
                                                         ------------     -----------      -----------

     Balance at end of period . . . . . . . . . . . .    $122,578,561     146,082,153      189,130,405
                                                         ============     ===========      ===========

(F)   Reconciliation of accumulated depreciation:

     Balance at beginning of period . . . . . . . . .    $ 45,776,427      52,390,756       46,792,110
     Depreciation expense . . . . . . . . . . . . . .         328,493       4,625,655        5,598,646
     Sale or disposal during period . . . . . . . . .     (15,202,196)    (11,239,984)           --
                                                         ------------     -----------      -----------

     Balance at end of period . . . . . . . . . . . .    $ 30,902,724      45,776,427       52,390,756
                                                         ============     ===========      ===========


                     INDEPENDENT AUDITORS' REPORT


The Partners
JMB/SAN JOSE ASSOCIATES:

     We have audited the financial statements of JMB/San Jose Associates (a general partnership) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB/San Jose Associates at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the financial statements, in 1996 the Partnership changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.








                                        KPMG PEAT MARWICK LLP



Chicago, Illinois
March 25, 1998

                                           JMB/SAN JOSE ASSOCIATES
                                           (A GENERAL PARTNERSHIP)

                                               BALANCE SHEETS

                                         DECEMBER 31, 1997 AND 1996

                                                   ASSETS
                                                   ------
                                                                            1997              1996
                                                                         -----------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .    $ 2,783,007        2,260,010
  Rents and other receivables, net of allowance for
    doubtful accounts of $0 in 1997 and $1,648,319
    in 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,849,882        2,111,845
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         89,913           92,041
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .         96,870           74,223
                                                                         -----------      -----------

          Total current assets. . . . . . . . . . . . . . . . . . . .      4,819,672        4,538,119
                                                                         -----------      -----------

Property held for sale or disposition . . . . . . . . . . . . . . . .     30,803,149       28,430,666
                                                                         -----------      -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .      1,204,478          959,992
                                                                         -----------      -----------

                                                                         $36,827,299       33,928,777
                                                                         ===========      ===========







                                           JMB/SAN JOSE ASSOCIATES
                                           (A GENERAL PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED


                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                 ------------------------------------------

                                                                             1997             1996
                                                                         -----------      -----------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .    $   376,986           92,988
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         79,396          199,955
  Accrued interest payable. . . . . . . . . . . . . . . . . . . . . .        162,955          163,563
                                                                         -----------      -----------

          Total current liabilities . . . . . . . . . . . . . . . . .        619,337          456,506

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .        181,229           79,599
Long-term debt, less current portion. . . . . . . . . . . . . . . . .     22,961,889       23,338,875
                                                                         -----------      -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .     23,762,455       23,874,980

Partners' capital accounts. . . . . . . . . . . . . . . . . . . . . .     13,064,844       10,053,797
                                                                         -----------      -----------

                                                                         $36,827,299       33,928,777
                                                                         ===========      ===========
















                               See accompanying notes to financial statements.

                                           JMB/SAN JOSE ASSOCIATES
                                           (A GENERAL PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                           1997             1996            1995
                                                        -----------      -----------     -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . .     $ 9,249,115        9,125,251       9,071,667
  Interest income . . . . . . . . . . . . . . . . .         155,568          112,917         110,779
  Gain on sale of investment property . . . . . . .           --           2,825,220           --
                                                        -----------      -----------     -----------

                                                          9,404,683       12,063,388       9,182,446
                                                        -----------      -----------     -----------

Expenses:
  Mortgage and other interest . . . . . . . . . . .       1,958,848        1,965,892       2,202,191
  Depreciation. . . . . . . . . . . . . . . . . . .           --           1,044,296       1,114,143
  Property operating expenses . . . . . . . . . . .       4,160,963        4,728,651       4,237,476
  Amortization of deferred expenses . . . . . . . .         273,825          276,364         210,308
                                                        -----------      -----------     -----------

                                                          6,393,636        8,015,203       7,764,118
                                                        -----------      -----------     -----------

          Net earnings. . . . . . . . . . . . . . .     $ 3,011,047        4,048,185       1,418,328
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

                                           JMB/SAN JOSE ASSOCIATES
                                           (A GENERAL PARTNERSHIP)

                                  STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                               AFFILIATED
                                                 PARTNER               JMB - XII                 TOTAL
                                               -----------            -----------            -----------
Balance at December 31, 1994. . . .            $ 6,076,945              5,719,465             11,796,410

Capital contributions . . . . . . .              1,233,436              1,233,437              2,466,873
Cash distributions. . . . . . . . .             (1,250,000)            (1,250,000)            (2,500,000)
Net earnings. . . . . . . . . . . .                709,165                709,164              1,418,329
                                               -----------            -----------            -----------

Balance at December 31, 1995. . . .              6,769,546              6,412,066             13,181,612

Cash distributions. . . . . . . . .             (3,588,000)            (3,588,000)            (7,176,000)
Net earnings. . . . . . . . . . . .              2,024,093              2,024,092              4,048,185
                                               -----------            -----------            -----------

Balance at December 31, 1996. . . .              5,205,639              4,848,158             10,053,797

Net earnings. . . . . . . . . . . .              1,505,523              1,505,524              3,011,047
                                               -----------            -----------            -----------
Balance at December 31, 1997. . . .            $ 6,711,162              6,353,682             13,064,844
                                               ===========            ===========            ===========













                               See accompanying notes to financial statements.

                                           JMB/SAN JOSE ASSOCIATES
                                           (A GENERAL PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            1997            1996            1995
                                                       ------------      -----------     -----------
Cash flows from operating activities:
  Net earnings. . . . . . . . . . . . . . . . . . .    $  3,011,047        4,048,185       1,418,328
  Items not requiring (providing) cash:
    Depreciation. . . . . . . . . . . . . . . . . .           --           1,044,296       1,114,143
    Amortization of deferred expenses . . . . . . .         273,825          276,364         210,308
    Gain on sale of investment property . . . . . .           --          (2,825,220)          --
  Changes in:
    Rents and other receivables . . . . . . . . . .         261,963          398,749         (19,820)
    Prepaid expenses. . . . . . . . . . . . . . . .           2,128          (20,632)          --
    Escrow deposits . . . . . . . . . . . . . . . .         (22,647)         232,577        (268,535)
    Accounts payable. . . . . . . . . . . . . . . .        (120,559)         134,662        (323,557)
    Accrued interest payable. . . . . . . . . . . .            (608)            (562)        (32,398)
    Tenant security deposits. . . . . . . . . . . .         101,630           30,729         (23,223)
                                                        -----------      -----------     -----------

        Net cash provided by (used in)
          operating activities. . . . . . . . . . .       3,506,779        3,319,148       2,075,246
                                                        -----------      -----------     -----------

Cash flows from investing activities:
  Additions to investment property. . . . . . . . .      (2,372,483)      (1,485,395)       (156,254)
  Payment of deferred expenses. . . . . . . . . . .        (518,311)        (402,481)       (218,059)
  Proceeds from sale of investment property . . . .           --           5,824,041           --
                                                        -----------      -----------     -----------

        Net cash provided by (used in)
          investing activities. . . . . . . . . . .      (2,890,794)       3,936,165        (374,313)
                                                        -----------      -----------     -----------














                                           JMB/SAN JOSE ASSOCIATES
                                           (A GENERAL PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1997            1996            1995
                                                        -----------      -----------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . .         (92,988)         (85,989)       (374,973)
  Paydowns on long-term debt. . . . . . . . . . . .           --               --         (2,418,722)
  Capital contributed to venture. . . . . . . . . .           --               --          2,466,873
  Distributions to partners . . . . . . . . . . . .           --          (7,176,000)     (2,500,000)
                                                        -----------      -----------     -----------

        Net cash provided by (used in) financing
          activities. . . . . . . . . . . . . . . .         (92,988)      (7,261,989)     (2,799,822)
                                                        -----------      -----------     -----------

        Net increase (decrease) increase
          in cash and cash equivalents. . . . . . .         522,997           (6,676)     (1,098,889)
                                                        -----------      -----------     -----------

        Cash and cash equivalents,
          beginning of year . . . . . . . . . . . .       2,260,010        2,266,686       3,365,575
                                                        -----------      -----------     -----------
        Cash and cash equivalents,
          end of year . . . . . . . . . . . . . . .     $ 2,783,007        2,260,010       2,266,686
                                                        ===========      ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . .     $ 1,959,456        1,966,455       2,234,589
  Non-cash investing and financing activities:
    Cash sale proceeds, net of selling expenses . .     $     --           5,824,041           --
    Reduction in investment property, net . . . . .           --          (2,966,325)          --
    Reduction in other assets and liabilities . . .           --             (32,496)          --
                                                        -----------      -----------     -----------
          Gain recognized on sale of property . . .     $     --           2,825,220           --
                                                        ===========      ===========     ===========








                               See accompanying notes to financial statements.

                        JMB/SAN JOSE ASSOCIATES
                        (A GENERAL PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


OPERATIONS AND BASIS OF ACCOUNTING

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

     As San Jose has determined to sell the complex, all portions of the office complex have been classified as held for sale or disposition as of or during the period ended December 31, 1996. Therefore, the complex is not subject to continued depreciation. Certain portions of the office complex were sold during 1996. The results of operations of the complex included in the accompanying financial statements were earnings of $2,855,479, $1,110,048 and $1,307,549 for the years ended December 31,
1997, 1996 and 1995, respectively.

     On February 24, 1998, San Jose sold the land and related improvements of the remaining assets of the Park Center Financial Plaza office complex for $76,195,000. San Jose received approximately $49,400,000 of net sale proceeds at closing (after the repayment by San Jose of the mortgage loans secured by the 170 Almaden, 150 Almaden and 185 Park Avenue buildings with a balance of approximately $23,300,000, loan prepayment premiums of approximately $2,422,000 and closing costs), of which the Partnership's share was approximately $24,700,000. A description of the sale of the property is contained in the Notes of the financial statements of JMB Income - XII. Such notes are incorporated herein by reference.

     The Partnership uses the allowance method of accounting for doubtful accounts. Provisions for uncollectible tenant receivables in the amounts of $0, $588,052 and $783,417 were recorded in 1997, 1996 and 1995, respectively.  Bad debt expense is included in Property Operating Expenses.

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

LONG-TERM DEBT

      Long-term debt consists of the following at December 31, 1997 and
1996:
                                        1997          1996
                                     ----------    ----------
7.85% mortgage note; secured by
 the 170 Almaden Building in
 San Jose, California; principal
 and interest payments of $13,537
 are due monthly through
 September 2003 when the remaining
 principal of approximately
 $169,000 is due. . . . . . . . .    $  838,875       931,863

8.4% mortgage note; secured by the
 150 Almaden and 185 Park Avenue
 buildings, and certain related
 parking improvements in San Jose,
 California; interest only payments
 of $157,500 are due monthly through
 December 1997; principal and
 interests payments of $179,663 are
 due monthly through November 2001
 when the entire principal of approx-
 imately $21,421,000 is due . . .    22,500,000    22,500,000
                                    -----------    ----------
        Total debt. . . . . . . .    23,338,875    23,431,863
        Less current portion
         of long-term debt. . . .       376,986        92,988
                                    -----------    ----------
        Total long-term debt. . .   $22,961,889    23,338,875
                                    ===========    ==========

     Five year scheduled maturities of long-term debt are as follows:

                    1998. . . . . . . . . .     $   376,986
                    1999. . . . . . . . . .         409,305
                    2000. . . . . . . . . .         444,398
                    2001. . . . . . . . . .      21,723,357
                    2002. . . . . . . . . .         137,509
                                                ===========

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by San Jose to the General Partners and their affiliates as of December 31, 1997 and for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                            UNPAID AT
                                                           DECEMBER 31,
                            1997       1996       1995        1997
                          --------   --------   --------   ------------
Property management
  and leasing fees. .     $ 65,012     77,870     60,000        --
Insurance commissions       23,530     25,768     30,140        --
                          --------    -------    -------      ------
                          $ 88,542    103,638     90,140        --
                          ========    =======    =======      ======

                                                                                                               SCHEDULE III
                                                       JMB/SAN JOSE ASSOCIATES
                                                       (A GENERAL PARTNERSHIP)

                                              REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                          DECEMBER 31, 1997





                                    INITIAL COST TO                                   GROSS AMOUNT AT WHICH CARRIED
                                    PARTNERSHIP (A)                COSTS                AT CLOSE OF PERIOD (B)
                             ------------------------------     CAPITALIZED    ------------------------------------------
                                                BUILDINGS      SUBSEQUENT TO                    BUILDINGS
                                                  AND           ACQUISITION                        AND
                 ENCUMBRANCE      LAND         IMPROVEMENTS       (C) (D)           LAND       IMPROVEMENTS     TOTAL (E)
                 -----------    -----------    ------------   --------------     ----------    ------------    ----------

OFFICE BLDS:
 San Jose,
   California    $23,338,875     21,078,745      62,309,815     (19,621,073)      5,867,750      42,688,742    48,556,492
                 ===========     ==========      ==========     ===========      ==========      ==========   ===========
























                                                                                                      SCHEDULE III - CONTINUED
                                                             JMB/SAN JOSE ASSOCIATES
                                                       (A GENERAL PARTNERSHIP)

                                              REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                          DECEMBER 31, 1997

                                                                                  LIFE ON WHICH
                                                                                  DEPRECIATION
                                                                                   IN LATEST
                                                                                  STATEMENT OF          1997
                              ACCUMULATED              DATE OF        DATE         OPERATIONS       REAL ESTATE
                             DEPRECIATION(F)        CONSTRUCTION    ACQUIRED      IS COMPUTED          TAXES
                            ----------------        ------------   ----------   ---------------     -----------
OFFICE BUILDINGS:
 San Jose,                                                            6/20/85
   California . . . . . . .      $17,753,343            1970       and 5/2/86        5-30 years         528,193
                                 ===========                                                            =======

--------------

Notes:
     (A)  The initial cost to San Jose represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

     (B)  The aggregate cost of real estate owned at December 31, 1997 for Federal income tax purposes was $89,267,717.

     (C)  Through December 31, 1997, San Jose has recorded provisions for value impairment totaling $45,811,547.

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













                                                                                                      SCHEDULE III - CONTINUED
                                                       JMB/SAN JOSE ASSOCIATES
                                                       (A GENERAL PARTNERSHIP)

                                              REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                          DECEMBER 31, 1997

(E)   Reconciliation of real estate owned:

                                                             1997                1996                 1995
                                                         ------------        ------------        ------------
     Balance at beginning of period . . . . . . . . .     $46,184,009          49,530,107          49,373,853
     Additions during period. . . . . . . . . . . . .       2,372,483           1,485,395             156,254
      Sales of investment property. . . . . . . . . .           --             (4,831,493)              --
                                                          -----------         -----------         -----------

     Balance at end of period . . . . . . . . . . . .     $48,556,492          46,184,009          49,530,107
                                                          ===========         ===========         ===========

(F)   Reconciliation of accumulated depreciation:

     Balance at beginning of period . . . . . . . . .     $17,753,343          18,574,214          17,460,071
      Sales of investment property. . . . . . . . . .           --             (1,865,167)              --
     Depreciation expense . . . . . . . . . . . . . .           --              1,044,296           1,114,143
                                                          -----------         -----------         -----------

     Balance at end of period . . . . . . . . . . . .     $17,753,343          17,753,343          18,574,214
                                                          ===========         ===========         ===========

















ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during 1997 and 1996.



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

    The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 3, 1998. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 3, 1998. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II"), and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officer and/or directors of various affiliated companies of Arvida/JMB Managers, Inc. (the general partner Arvida/JMB Partners, L.P. ("Arvida")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Real Estate Fund I, L.P. and a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 59) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 56) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 64) has been associated with JMB since December, 1972. He is also the President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 51) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors, L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of USC, Inc., a trustee of Amli Residential Property Trust and a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 48) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 50) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 45) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 49) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 62) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Investors, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. No such cash distributions were paid to the General Partners in 1997, 1996 and 1995.

     Affiliates of the Managing General Partner provided property management services to the Partnership for 1997 for the Plaza Hermosa Shopping Center in Hermosa Beach, California at a fee calculated at 4% of the gross receipts of the property and for the 40 Broad Street office building in New York, New York until December 1994 at a fee calculated at 2% of the gross receipts of the property. In 1997, the affiliates earned property management and leasing fees amounting to $79,670, all of which were paid at December 31, 1997. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     The General Partners of the Partnership may be reimbursed for their salaries, salary-related and direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1997, the Managing General Partner received reimbursement for such expenses and salaries in the amount of $75,981 of which $27,957 was unpaid at December 31, 1997. The Managing General Partner received no disbursement agent and data processing fees in 1997.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner of the Partnership, earned and received insurance brokerage commissions in 1997 aggregating $22,214 in connection with the providing of insurance coverage for the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage involved.

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

     (b) The Managing General Partner, its officers and directors and the Associate General Partners own the following Interests of the Partnership:

                             NAME OF                        AMOUNT AND NATURE
                             BENEFICIAL                     OF BENEFICIAL             PERCENT
TITLE OF CLASS               OWNER                          OWNERSHIP                 OF CLASS
--------------               ----------                     -----------------         --------
Limited Partnership
  Interests and
  Assignee Interests
  Therein                    JMB Realty Corporation         5 Interests (1)           Less than 1%
                                                              indirectly

Limited Partnership
  Interests and
  Assignee Interests
  Therein                    Managing General Partner,      5 Interests (1)           Less than 1%
                             its officers and                 indirectly
                             directors and the
                             Associate General
                             Partners as a group

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

                  10-F. Sale documents relating to the sale of the 40 Broad Street office building in New York, New York are hereby incorporated by reference to the Partnership's report for December 30, 1997 on Form 8-K (File No. 0-16108) dated January 14, 1998.

                  10-G. First Amendment to the Purchase-Sale Agreement dated February 10, 1998 relating to the sale by San Jose of the Park Center Financial Plaza office complex in San Jose, California between JMB/San Jose Associates and Divco West Properties, LLC are filed herewith.

                  10-H. Purchase-Sale Agreement with exhibits dated December 3, 1997 relating to the sale by San Jose of the Park Center Financial Plaza office complex in San Jose, California between JMB/San Jose Associates and Divco West Properties, LLC are filed herewith.

                  10-I. Purchase-Sale Agreement with amendments thereto dated November 25, 1997 relating to the sale by the Partnership of the Plaza Hermosa Shopping Center in Hermosa Beach, California between JMB Income Properties, Ltd. - XII and Pacific Retail Trust are filed herewith.

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

        (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

             The Partnership's report on Form 8-K (File No. 0-16108) for December 30, 1997 dated January 14, 1998 describing under Item 2 the sale of the 40 Broad Street office building was filed.

        No annual report or proxy material for 1997 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                JMB INCOME PROPERTIES, LTD. - XII

                By:     JMB Realty Corporation
                        Managing General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Managing General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and
                        Chief Financial Officer
                Date:   March 25, 1998

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 25, 1998

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 25, 1998

                        GLENN E. EMIG*
                By:     Glenn E. Emig, Chief Operating Officer
                Date:   March 25, 1998


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 25, 1998

                        A. LEE SACKS*
                By:     A. Lee Sacks, Director
                Date:   March 25, 1998

                By:     STUART C. NATHAN*
                        Stuart C. Nathan, Executive Vice President
                          and Director
                Date:   March 25, 1998


                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull, Attorney-in-Fact
                Date:   March 25, 1998

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

10-E.     Purchase Agreement and Amendments
          thereto dated August 9, 1996 relating
          to the sale of First Financial Plaza
          by JMB Encino Partnership, L.P.               Yes

                                                 DOCUMENT
                                              INCORPORATED
                                              BY REFERENCE    PAGE
                                              -------------   ----

10-F.     Sale documents related to the
          40 Broad Street office building               Yes

10-G.     First Amendment to the Purchase-
          Sale Agreement related to the
          Park Center Financial Plaza
          office complex                                 No

10-H.     Purchase-Sale Agreement related
          to the Park Center Financial Plaza
          office complex                                 No

10-I.     Purchase-Sale Agreement with
          amendments thereto related to
          the Plaza Hermosa Shopping Center              No

21.       List of Subsidiaries                           No

24.       Powers of Attorney                             No

27.       Financial Data Schedule                        No