Form 10-Q
period 1998-03-31
JMB INCOME PROPERTIES LTD XII
filed 1998-05-15
CIK 765813

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1998                      Commission file #0-16108



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

                                  CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1998 AND DECEMBER 31, 1997

                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                                  MARCH 31,    DECEMBER 31,
                                                                    1998          1997
                                                                -------------  -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $  29,796,155   54,580,706
  Rents and other receivables, net of allowance for
    doubtful accounts of $7,918 at March 31,
    1998 and $25,880 at December 31, 1997. . . . . . . . . . .        268,305      217,745
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .         50,870      179,879
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . .        448,283      878,669
                                                                 ------------  -----------
        Total current assets . . . . . . . . . . . . . . . . .     30,563,613   55,856,999
                                                                 ------------  -----------

  Properties held for sale or disposition. . . . . . . . . . .     83,146,318   91,675,837
                                                                 ------------  -----------

Investment in unconsolidated ventures, at equity . . . . . . .     26,223,735    6,353,682
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      4,913,815    5,000,125
Accrued rents receivable . . . . . . . . . . . . . . . . . . .      1,942,772    1,890,348
                                                                 ------------  -----------
                                                                 $146,790,253  160,776,991
                                                                 ============  ===========




                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                            CONSOLIDATED BALANCE SHEETS - CONTINUED


                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                          ------------------------------------------

                                                                  MARCH 31,    DECEMBER 31,
                                                                    1998          1997
                                                                -------------  -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $    520,149      507,202
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        895,211      533,374
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .        481,854      482,884
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . .        499,037      272,481
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .      2,396,251    1,795,941
Tenant security deposits . . . . . . . . . . . . . . . . . . .         77,602      147,624
Long-term debt, less current portion . . . . . . . . . . . . .     56,588,530   63,123,525
                                                                 ------------  -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . .     59,062,383   65,067,090

Venture partners' subordinated equity in ventures. . . . . . .     14,814,682   25,015,702

Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .         11,123       11,123
    Cumulative net earnings (losses) . . . . . . . . . . . . .      1,657,754    1,359,410
                                                                 ------------  -----------
                                                                    1,668,877    1,370,533
                                                                 ------------  -----------
  Limited partners (189,684 interests):
    Capital contributions, net of offering costs . . . . . . .    171,306,452  171,306,452
    Cumulative net earnings (losses) . . . . . . . . . . . . .     21,705,340   (3,091,192)
    Cumulative cash distributions. . . . . . . . . . . . . . .   (121,767,481) (98,891,594)
                                                                 ------------  -----------
                                                                   71,244,311   69,323,666
                                                                 ------------  -----------
        Total partners' capital accounts . . . . . . . . . . .     72,913,188   70,694,199
                                                                 ------------  -----------
                                                                 $146,790,253  160,776,991
                                                                 ============  ===========

                 See accompanying notes to consolidated financial statements.

                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                          (UNAUDITED)


                                                                      1998           1997
                                                                  ------------   -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . $ 4,900,345     6,898,110
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . .     561,054       310,288
  Gain on sale of investment property. . . . . . . . . . . . . . .   3,947,247         --
                                                                   -----------    ----------
                                                                     9,408,646     7,208,398
                                                                   -----------    ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . .   1,418,020     1,557,394
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .       --          163,118
  Property operating expenses. . . . . . . . . . . . . . . . . . .   1,555,391     2,493,304
  Professional services. . . . . . . . . . . . . . . . . . . . . .     114,231        76,517
  Amortization of deferred expenses. . . . . . . . . . . . . . . .     126,931       276,026
  General and administrative . . . . . . . . . . . . . . . . . . .     158,872       112,112
                                                                   -----------    ----------
                                                                     3,373,445     4,678,471
                                                                   -----------    ----------
                                                                     6,035,201     2,529,927
Partnership's share of operations of
  unconsolidated venture . . . . . . . . . . . . . . . . . . . . .     302,241       339,344
Partnership's share of gain on sale of investment
   properties of unconsolidated venture. . . . . . . . . . . . . .  20,826,930         --
Venture partners' share of ventures' operations. . . . . . . . . .    (810,379)     (921,622)
                                                                   -----------    ----------
        Earnings (loss) before Partnership's share of
          extraordinary item from unconsolidated venture . . . . .  26,353,993     1,947,649

Partnership's share of extraordinary item from unconsolidated
  venture. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (1,259,117)        --
                                                                   -----------    ----------
        Net earnings (loss). . . . . . . . . . . . . . . . . . . . $25,094,876     1,947,649
                                                                   ===========    ==========




                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                      1998           1997
                                                                  ------------   -----------

        Net earnings (loss) per
         limited partnership interest:
          Earnings (loss) before gain on sale of investment
            properties and Partnership's share of extraordinary
            item from unconsolidated venture . . . . . . . . . . .  $     8.00          9.86
          Gain on sale of investment properties. . . . . . . . . .      129.30         --
          Partnership's share of extraordinary item from
            unconsolidated venture . . . . . . . . . . . . . . . .        6.57         --
                                                                   -----------    ----------

              Net earnings (loss). . . . . . . . . . . . . . . . . $    143.87          9.86
                                                                   ===========    ==========
        Cash distributions per
          limited partnership interest . . . . . . . . . . . . . . $    120.00         --
                                                                   ===========    ==========



















                 See accompanying notes to consolidated financial statements.

                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                          THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                          (UNAUDITED)
                                                                      1998           1997
                                                                  ------------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . $25,094,876     1,947,649
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .       --          163,118
    Amortization of deferred expenses. . . . . . . . . . . . . . .     126,931       276,026
    Partnership's share of operations of unconsolidated
      venture. . . . . . . . . . . . . . . . . . . . . . . . . . .    (302,241)     (339,344)
    Partnership's share of gain on sale of investment
      properties of unconsolidated venture . . . . . . . . . . . . (20,826,930)        --
    Venture partners' share of ventures' operations. . . . . . . .     810,379       921,622
    Gain on sale of investment property. . . . . . . . . . . . . .  (3,947,247)        --
    Partnership's share of extraordinary item from
      unconsolidated venture . . . . . . . . . . . . . . . . . . .   1,259,117         --
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . .     (50,560)     (223,300)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .     129,009       (94,459)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .     430,386       (75,647)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .     (71,938)     (159,105)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .     361,837       (36,322)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .      (1,030)       33,730
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .     226,556      (515,202)
    Tenant security deposits . . . . . . . . . . . . . . . . . . .     (70,022)       37,655
                                                                  ------------   -----------
        Net cash provided by (used in) operating activities. . . .   3,169,123     1,936,421
                                                                  ------------   -----------
Cash flows from investing activities:
  Additions to investment properties . . . . . . . . . . . . . . .    (392,402)     (578,005)
  Cash proceeds from sale of investment property . . . . . . . . .   6,499,949         --
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .     (51,887)     (138,787)
                                                                  ------------   -----------
        Net cash provided by (used in) investing activities. . . .   6,055,660      (716,792)
                                                                  ------------   -----------





                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                      1998           1997
                                                                  ------------   -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .    (122,048)     (110,343)
  Distributions to venture partners. . . . . . . . . . . . . . . . (11,011,399)   (1,302,000)
  Distributions to limited partners. . . . . . . . . . . . . . . . (22,875,887)        --
                                                                  ------------   -----------
        Net cash provided by (used in) financing activities. . . . (34,009,334)   (1,412,343)
                                                                  ------------   -----------
        Net increase (decrease) in cash and cash equivalents . . . (24,784,551)     (192,714)

        Cash and cash equivalents, beginning of year . . . . . . .  54,580,706    22,821,808
                                                                  ------------   -----------
        Cash and cash equivalents, end of period . . . . . . . . .$ 29,796,155    22,629,094
                                                                  ============   ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$  1,419,050     1,523,664
                                                                  ============   ===========
  Non-cash investing and financing activities:
    Total sales proceeds from sale of investment property,
      net of selling expenses. . . . . . . . . . . . . . . . . . .$ 12,959,625         --
    Principal balance due on mortgage payable. . . . . . . . . . .  (6,400,000)        --
    Closing costs payable. . . . . . . . . . . . . . . . . . . . .     (59,676)        --
                                                                  ------------   -----------
        Cash proceeds from sale of investment property,
          net of selling expenses. . . . . . . . . . . . . . . . .$  6,499,949         --
                                                                  ============   ===========













                 See accompanying notes to consolidated financial statements.

               JMB INCOME PROPERTIES, LTD. - XII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MARCH 31, 1998 AND 1997

                          (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1997 which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

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

     As of March 31, 1998, the Partnership and its consolidated ventures have or have previously committed to plans to sell or dispose of all their remaining investment properties. Accordingly, all consolidated properties have been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The results of operations, net of venture partners' share, for the three months ended March 31, 1998 and 1997 for consolidated properties classified as held for sale or disposition or sold or disposed of during the past two years were $1,122,782 and $1,577,621, respectively. In addition, the accompanying consolidated financial statements include $302,241 and $339,344, respectively, of the Partnership's share of total property operations of $604,482 and $678,688 for the three months ended March 31, 1998 and 1997, respectively, for unconsolidated properties which are held for sale or disposition or have been sold or disposed of during the past two years.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1998 and for the three months ended
March 31, 1998 and 1997 were as follows:

                                                   Unpaid at
                                                   March 31,
                              1998       1997        1998
                            --------    ------   -------------
Property management
 and leasing fees. . . . . $   3,759    21,470          --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-
 related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties . .    18,995    14,530       11,956
                            --------   -------       ------
                            $ 22,754    36,000       11,956
                            ========   =======       ======

     Certain of the Partnership's properties were managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties.

     During 1994, certain officers and directors of the Managing General Partner acquired interests in a company which provides certain property management services to a property that was owned by the Partnership. The fees earned by such company from the Partnership for the three months ended March 31, 1998 and 1997 were approximately $5,400 and $6,800, respectively, all of which has been paid at March 31, 1998. As such property has been sold, no further fees are expected to be paid by the Partnership to such company.

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred payment of their distributions of net cash flow from the Partnership. The amount of such deferred distributions was approximately $8,685,000 as of March 31, 1998. The Partnership does not expect that the subordination requirements of the Partnership Agreement will be satisfied to permit payment of the majority of these amounts. These amounts do not bear interest.

40 BROAD STREET

     On December 30, 1997, the Partnership, through a joint venture partnership (the "Affiliated Joint Venture") with JMB Income Properties, Ltd. - X (a partnership sponsored by the Managing General Partner of the Partnership), sold the land, building, related improvements and personal property of the 40 Broad Street office building to an unaffiliated third party for a sale price of $34,735,000 (before selling costs). The sale resulted in a gain of $20,532,803 (due to provisions for value impairment totaling approximately $52,000,000 recorded in 1990 and 1991, of which the Partnership's share was approximately $35,651,000), of which the Partnership's share was $14,077,289 and a loss of $9,703,264, of which the Partnership's share was $6,652,557 in 1997 for financial reporting and Federal income tax purposes, respectively. In addition, in connection with the sale of the property, as is customary in such transactions, the Affiliated Joint Venture agreed to certain representations, warranties and covenants with a stipulated survival period that expires December 1, 1998. Although it is not expected, the Affiliated Joint Venture and the Partnership may ultimately have some liability under such representations, warranties and covenants, but such liability has been limited in the sale agreement to actual damages in an amount not to exceed $1,500,000 in the aggregate, of which the Partnership's share is limited to $1,028,400.

SAN JOSE

     On February 24, 1998, San Jose sold the land, buildings, related improvements and personal property of the remaining assets of the Park Center Financial Plaza office complex to an unaffiliated third party for a sale price of $76,195,000 (before selling costs and prorations). San Jose received approximately $49,537,000 of net sale proceeds at closing (of which the Partnership's share was approximately $24,768,500), after the repayment by San Jose of the mortgage loans secured by the 170 Almaden, 150 Almaden and 185 Park Avenue buildings with a balance of approximately $23,281,000, loan prepayment premiums of approximately $2,422,000 and closing costs. The sale resulted in a gain in 1998 of approximately $41,654,000 and $22,600,000 for financial reporting and Federal income tax purposes, respectively, of which approximately $20,827,000 and $11,300,000 of gain was allocated to the Partnership, respectively. The gain for financial reporting purposes includes the effects of previously recorded provisions for value impairment for all buildings in the complex of approximately $24,600,000, of which the Partnership's share was approximately $12,300,000. In connection with the sale, San Jose recorded in 1998 an extraordinary loss for financial reporting purposes totaling approximately $2,518,000 as a result of loan prepayment premiums of approximately $2,422,000 and the write-off of the deferred mortgage balance of approximately $96,000, of which the Partnership's share is approximately $1,211,000 and $48,000, respectively. In addition, in connection with the sale of the property, as is customary in such transactions, San Jose agreed to certain representations, warranties and covenants with a stipulated survival period that expires November 15, 1998. Although it is not expected, San Jose and the Partnership may ultimately have some liability under such representations, warranties and covenants, but such liability has been limited in the sale agreement to actual damages in an amount not to exceed $2,500,000 in the aggregate, of which the Partnership's share is limited to $1,250,000.

PLAZA HERMOSA SHOPPING CENTER

     On January 13, 1998, the Partnership sold the land, building and related improvements of the Plaza Hermosa Shopping Center to an unaffiliated third party for a sale price of $13,335,000 (before selling costs and prorations). The Partnership received approximately $6,500,000 of net sale proceeds at closing, after the repayment by the Partnership of the property's bond financing with a balance of $6,400,000 and closing costs. The sale resulted in a gain in 1998 of approximately $3,947,000 and $2,356,000 for financial reporting and Federal income tax purposes, respectively, all of which is allocable to the Partnership. In addition, in connection with the sale of the property, as is customary in such transactions, the Partnership agreed to certain representations, warranties and covenants with a stipulated survival period that expires September 15, 1998. Although it is not expected, the Partnership may ultimately have some liability under such representations, warranties and covenants, but such liability has been limited in the sale agreement to actual damages in an amount not to exceed $800,000 in the aggregate.

TOPANGA PLAZA

     Montgomery Ward, a major department store which owns its own facility, filed for bankruptcy protection pursuant to Chapter 11 of the Federal bankruptcy code on July 7, 1997. The store continues to operate and fulfill its obligations under its operating agreement. Topanga is considering the possibility of purchasing the Ward store to protect the value of the shopping center and the Partnership has reserved cash to fund its portion of any purchase. However, there is no assurance that any such transaction will occur.

     In April, 1998, Topanga made a distribution of operating cash flow for 1998 of $2,000,000 of which the Partnership's share was $1,160,000.

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

     Concurrent with the discussions described above, the Partnership has caused the joint venture to commence marketing the property for sale to third parties, as provided for under the Topanga venture agreement. Under such agreement, the joint venture partner and the Partnership each have a limited right of first refusal to purchase the other's interest if a third party offer is tendered to the other partner, which could have the effect of lengthening the time necessary to effect a sale or discouraging offers for the property. There can be no assurance that any sale transaction will occur.

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for JMB/San Jose Associates for the three months ended March 31, 1998 and 1997 is as follows:

                                   1998            1997
                                ----------      ----------

     Total income. . . . . .    $ 1,887,310      1,958,866
                                ===========     ==========
     Operating income. . . .    $   604,482        678,688
                                ===========     ==========
     Net earnings to the
       Partnership . . . . .    $   302,241        339,344
                                ===========     ==========
     Partnership's share
       of gain on sale . . .    $20,826,930          --
                                ===========     ==========
     Partnership's share
       of extraordinary item    $(1,259,117)         --
                                ===========     ==========

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1998 and for the three months ended March 31, 1998 and 1997.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

     During 1996, 1997 and early 1998, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at between $150 and $475 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All of such offers have expired. As of the date of this report, the Partnership is aware that 7.87% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. The Partnership has been notified that an unaffiliated third party intends to commence an offer for up to 5,910 Interests (approximately 3.12% of the outstanding Interests) for $375 per Interest. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     As of March 31, 1998, the Partnership had consolidated cash and cash equivalents of approximately $29,796,000 of which approximately $24,478,000 is held by the Partnership. Of the remaining $5,318,000 (held by the Partnership's consolidated joint ventures), approximately $3,298,000 represents the Partnership's share of undistributed cash. During April 1998, $1,160,000 of such previously undistributed cash was received from the Topanga venture. These funds are available for distribution to partners, potential obligations related to representations and warranties given pursuant to the sales of investment properties in 1997 and 1998 as more fully described in the Notes, tenant and capital improvements, leasing commissions, and other expenditures, including the Partnership's share of the costs associated with a possible expansion and mall enhancement, including a possible purchase of the Montgomery Ward store, at the Topanga Plaza Shopping Center. As of March 31, 1998, there was approximately $52,738,000 (of which the Partnership's share was approximately $26,369,000) of undistributed cash at the Partnership's unconsolidated venture which consisted of cash generated from operations and sale proceeds related to the sale of the remaining assets of the Park Center Financial Plaza office complex in February 1998 as more fully described in the Notes.

     In May 1998, the Partnership expects to make a semi-annual distribution of cash generated from operations of $5 per Interest and a distribution of sale proceeds of $165 per Interest related to the sale in 1998 of the Plaza Hermosa and Park Center Financial Plaza investment properties as more fully described in the Notes. Future distributions from sales or property operations are expected to be through cash generated by the Partnership's remaining investment property and through the sale of such investment.

     After reviewing the remaining property and the marketplace in which it operates, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment property as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements not otherwise reported are primarily the result of the sales of the 40 Broad Street office building and Plaza Hermosa Shopping Center in December 1997 and January 1998, respectively.

     The increase in investment in unconsolidated ventures, at equity at March 31, 1998 as compared to December 31, 1997 is primarily due to undistributed proceeds of approximately $49,537,000, of which the Partnership's share is approximately $24,768,500, related to the sale in 1998 of the Park Center Financial Plaza investment property.

     The increase in accounts payable at March 31, 1998 as compared to December 31, 1997, is primarily due to an accrual in 1998 of approximately $353,000 for tenant improvements incurred but not yet paid at the Topanga Plaza investment property.

     The increase in unearned rents at March 31, 1998 as compared to December 31, 1997 is primarily due to the timing of rental receipts at the Topanga Plaza investment property.

     The increase in interest income for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily due to the temporary investment of proceeds related to the 1997 sale of the 40 Broad Street office building, which were subsequently distributed to the Limited Partners in February 1998, and the temporary investment of proceeds related to the 1998 sale of the Plaza Hermosa Shopping Center, which are expected to be distributed to the Limited Partners in May 1998.

     The gain on sale of investment property of $3,947,247 in 1998 is the gain on the sale of the Plaza Hermosa investment property in January 1998.

     The decrease in depreciation expense for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily due to the 40 Broad Street investment property being identified as held for sale or disposition as of July 1, 1997, and therefore, no longer subject to depreciation beyond such date.

     The increase in general and administrative expenses for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily attributable to an increase in reimbursable costs to affiliates of the General Partners in 1998.

     The Partnership's share of gain on sale of investment properties from unconsolidated venture of $20,826,930 in 1998 is due to the gain recognized on the sale of the remaining assets of the Park Center Financial Plaza investment property in February 1998.

     The Partnership's share of extraordinary loss from unconsolidated venture of $1,259,117 in 1998 comprises loan prepayment premiums of $1,211,062 and the write-off of the deferred mortgage balance of $48,055 resulting from the sale of the Park Center Financial Plaza investment property in February 1998.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1998.

                                            1997                         1998
                                -------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1. Park Center Financial
    Plaza
    San Jose, California . . .  86%      87%      87%       90%    N/A

2. Topanga Plaza
    Los Angeles, California. .  97%      98%      98%       98%    96%

3. Plaza Hermosa
    Shopping Center
    Hermosa Beach, California.  91%      91%      91%       91%    N/A


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

              10-C.  Sale documents relating to the sale of the 40
Broad Street office building in New York, New York are hereby incorporated by reference to the Partnership's report for December 30, 1997 on Form 8-K (File No. 0-16108) dated January 14, 1998.

              10-D. First Amendment to the Purchase-Sale Agreement dated February 10, 1998 relating to the sale by San Jose of the Park Center Financial Plaza office complex in San Jose, California between JMB/San Jose Associates and Divco West Properties, LLC are hereby incorporated herein by reference to the Partnership's report for December 31, 1997 on Form 10-K (File No. 0-16108) dated March 25, 1998.

              10-E.  Purchase-Sale Agreement with exhibits dated
December 3, 1997 relating to the sale by San Jose of the Park Center Financial Plaza office complex in San Jose, California between JMB/San Jose Associates and Divco West Properties, LLC are hereby incorporated herein by reference to the Partnership's report for December 31, 1997 on Form 10-K (File No. 0-16108) dated March 25, 1998.

              10-F. Purchase-Sale Agreement with amendments thereto dated November 25, 1997 relating to the sale by the Partnership of the Plaza Hermosa Shopping Center in Hermosa Beach, California between JMB Income Properties, Ltd. - XII and Pacific Retail Trust are hereby incorporated herein by reference to the Partnership's report for December 31, 1997 on Form 10-K (File No. 0-16108) dated March 25, 1998.

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


              JMB INCOME PROPERTIES, LTD. - XII

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:  GAILEN J. HULL
                        Gailen J. Hull, Senior Vice President
                   Date:May 13, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                   By:  GAILEN J. HULL
                        Gailen J. Hull, Principal Accounting Officer
                   Date:May 13, 1998