Form 10-Q
period 1998-06-30
JMB INCOME PROPERTIES LTD XII
filed 1998-08-14
CIK 765813

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended
June 30, 1998                       Commission file #0-16108



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

                                  CONSOLIDATED BALANCE SHEETS
                              JUNE 30, 1998 AND DECEMBER 31, 1997

                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                                  JUNE 30,     DECEMBER 31,
                                                                    1998          1997
                                                                -------------  -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .   $ 22,606,608   54,580,706
  Rents and other receivables, net of allowance for
    doubtful accounts of $123,734 at June 30,
    1998 and $25,880 at December 31, 1997. . . . . . . . . . .        164,394      217,745
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .          --         179,879
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . .        453,247      878,669
                                                                 ------------  -----------
        Total current assets . . . . . . . . . . . . . . . . .     23,224,249   55,856,999
                                                                 ------------  -----------

  Properties held for sale or disposition. . . . . . . . . . .     83,151,271   91,675,837
                                                                 ------------  -----------

Investment in unconsolidated ventures, at equity . . . . . . .      1,465,931    6,353,682
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      4,895,418    5,000,125
Accrued rents receivable . . . . . . . . . . . . . . . . . . .      2,014,709    1,890,348
                                                                 ------------  -----------
                                                                 $114,751,578  160,776,991
                                                                 ============  ===========




                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                            CONSOLIDATED BALANCE SHEETS - CONTINUED


                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                          ------------------------------------------

                                                                  JUNE 30,     DECEMBER 31,
                                                                    1998          1997
                                                                -------------  -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $    533,427      507,202
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        489,162      533,374
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .        480,796      482,884
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . .          --         272,481
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .      1,503,385    1,795,941
Tenant security deposits . . . . . . . . . . . . . . . . . . .         68,867      147,624
Long-term debt, less current portion . . . . . . . . . . . . .     56,450,090   63,123,525
                                                                 ------------  -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . .     58,022,342   65,067,090

Venture partners' subordinated equity in ventures. . . . . . .     14,665,925   25,015,702

Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .         11,123       11,123
    Cumulative net earnings (losses) . . . . . . . . . . . . .      1,720,059    1,359,410
                                                                 ------------  -----------
                                                                    1,731,182    1,370,533
                                                                 ------------  -----------
  Limited partners (189,684 interests):
    Capital contributions, net of offering costs . . . . . . .    171,306,452  171,306,452
    Cumulative net earnings (losses) . . . . . . . . . . . . .     23,200,666   (3,091,192)
    Cumulative cash distributions. . . . . . . . . . . . . . .   (154,174,989) (98,891,594)
                                                                 ------------  -----------
                                                                   40,332,129   69,323,666
                                                                 ------------  -----------
        Total partners' capital accounts . . . . . . . . . . .     42,063,311   70,694,199
                                                                 ------------  -----------
                                                                 $114,751,578  160,776,991
                                                                 ============  ===========

                 See accompanying notes to consolidated financial statements.

                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                       THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                          (UNAUDITED)
                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30                   JUNE 30
                                         ----------------------------------------------------
                                               1998         1997        1998         1997
                                           -----------   ---------- -----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . $ 4,576,323    5,776,565   9,476,668   12,674,675
  Interest income. . . . . . . . . . . . .     421,948      289,035     983,002      599,323
  Gain on sale of investment property. . .       --           --      3,947,247        --
                                           -----------   ----------  ----------   ----------
                                             4,998,271    6,065,600  14,406,917   13,273,998
                                           -----------   ----------  ----------   ----------
Expenses:
  Mortgage and other interest. . . . . . .   1,439,025    1,487,344   2,857,045    3,044,738
  Depreciation . . . . . . . . . . . . . .       --         165,375       --         328,493
  Property operating expenses. . . . . . .   1,299,472    2,228,212   2,854,863    4,721,516
  Professional services. . . . . . . . . .      22,541       92,831     136,772      169,348
  Amortization of deferred expenses. . . .     124,208      302,465     251,139      578,491
  General and administrative . . . . . . .     106,345      167,640     265,217      279,752
                                           -----------   ----------  ----------   ----------
                                             2,991,591    4,443,867   6,365,036    9,122,338
                                           -----------   ----------  ----------   ----------
                                             2,006,680    1,621,733   8,041,881    4,151,660
Partnership's share of operations of
  unconsolidated venture . . . . . . . . .     242,196      448,849     544,437      788,193
Partnership's share of gain on sale
  of investment properties of
  unconsolidated venture . . . . . . . . .       --           --     20,826,930        --
Venture partners' share of
  ventures' operations . . . . . . . . . .    (691,244)    (653,541) (1,501,623)  (1,575,163)
                                           -----------   ----------  ----------   ----------
        Earnings (loss) before Partnership's
          share of extraordinary item from
          unconsolidated venture . . . . .   1,557,632    1,417,041  27,911,625    3,364,690

Partnership's share of extraordinary
  item from unconsolidated venture . . . .       --           --     (1,259,118)       --
                                           -----------   ----------  ----------   ----------
        Net earnings (loss). . . . . . . . $ 1,557,632    1,417,041  26,652,507    3,364,690
                                           ===========   ==========  ==========   ==========




                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30                   JUNE 30
                                         ----------------------------------------------------
                                               1998         1997        1998         1997
                                           -----------   ---------- -----------   ----------

        Net earnings (loss) per
         limited partnership interest:
          Earnings (loss) before gain
            on sale of investment properties
            and Partnership's share of
            extraordinary item from
            unconsolidated venture . . . . $      7.88         7.17       15.88        17.03
          Gain on sale of investment
            properties . . . . . . . . . .       --           --         129.30        --
          Partnership's share of extra-
            ordinary item from
            unconsolidated venture . . . .       --           --          (6.57)       --
                                           -----------   ----------  ----------   ----------

              Net earnings (loss). . . . . $      7.88         7.17      138.61        17.03
                                           ===========   ==========  ==========   ==========
        Cash distributions per
          limited partnership interest . . $    170.00         5.00      290.00         5.00
                                           ===========   ==========  ==========   ==========















                 See accompanying notes to consolidated financial statements.

                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                            SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                          (UNAUDITED)
                                                                      1998           1997
                                                                  ------------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . $26,652,507     3,364,690
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .       --          328,493
    Amortization of deferred expenses. . . . . . . . . . . . . . .     251,139       578,491
    Partnership's share of operations of unconsolidated
      venture. . . . . . . . . . . . . . . . . . . . . . . . . . .    (544,437)     (788,193)
    Partnership's share of gain on sale of investment
      properties of unconsolidated venture . . . . . . . . . . . . (20,826,930)        --
    Venture partners' share of ventures' operations. . . . . . . .   1,501,623     1,575,163
    Gain on sale of investment property. . . . . . . . . . . . . .  (3,947,247)        --
    Partnership's share of extraordinary item from
      unconsolidated venture . . . . . . . . . . . . . . . . . . .   1,259,118         --
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . .      53,351       236,943
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .     179,879       273,865
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .     425,422       (94,267)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .    (143,875)     (304,578)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .     (44,212)     (188,284)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .      (2,088)       (1,102)
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .    (272,481)     (139,314)
    Tenant security deposits . . . . . . . . . . . . . . . . . . .     (78,757)       11,472
                                                                  ------------   -----------
        Net cash provided by (used in) operating activities. . . .   4,463,012     4,853,379
                                                                  ------------   -----------
Cash flows from investing activities:
  Additions to investment properties . . . . . . . . . . . . . . .    (397,355)     (690,341)
  Partnership's distributions from unconsolidated venture. . . . .  25,000,000         --
  Cash proceeds from sale of investment property . . . . . . . . .   6,499,949         --
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .    (157,699)     (225,891)
                                                                  ------------   -----------
        Net cash provided by (used in) investing activities. . . .  30,944,895      (916,232)
                                                                  ------------   -----------





                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                      1998           1997
                                                                  ------------   -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .    (247,210)     (223,501)
  Distributions to venture partners. . . . . . . . . . . . . . . . (11,851,400)   (1,722,000)
  Distributions to limited partners. . . . . . . . . . . . . . . . (55,283,395)     (948,420)
                                                                  ------------   -----------
        Net cash provided by (used in) financing activities. . . . (67,382,005)   (2,893,921)
                                                                  ------------   -----------
        Net increase (decrease) in cash and cash equivalents . . . (31,974,098)    1,043,226

        Cash and cash equivalents, beginning of year . . . . . . .  54,580,706    22,821,808
                                                                  ------------   -----------
        Cash and cash equivalents, end of period . . . . . . . . .$ 22,606,608    23,865,034
                                                                  ============   ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$  2,859,133     3,045,840
                                                                  ============   ===========
  Non-cash investing and financing activities:
    Total sales proceeds from sale of investment property,
      net of selling expenses. . . . . . . . . . . . . . . . . . .$ 12,959,625         --
    Principal balance due on mortgage payable. . . . . . . . . . .  (6,400,000)        --
    Closing costs payable. . . . . . . . . . . . . . . . . . . . .     (59,676)        --
                                                                  ------------   -----------
        Cash proceeds from sale of investment property,
          net of selling expenses. . . . . . . . . . . . . . . . .$  6,499,949         --
                                                                  ============   ===========














                 See accompanying notes to consolidated financial statements.

               JMB INCOME PROPERTIES, LTD. - XII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    JUNE 30, 1998 AND 1997

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

     As of June 30, 1998, the Partnership and its consolidated ventures have or have previously committed to plans to sell or dispose of all their remaining investment properties. Accordingly, all consolidated properties have been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The results of operations, net of venture partners' share, for the six months ended June 30, 1998 and 1997 for consolidated properties classified as held for sale or disposition or sold or disposed of during the past two years were $2,205,560 and $2,570,868, respectively. In addition, the accompanying consolidated financial statements include $544,437 and $788,193, respectively, of the Partnership's share of total property operations of $1,088,874 and $1,576,386 for the six months ended June 30, 1998 and 1997, respectively, for unconsolidated properties which are held for sale or disposition or have been sold or disposed of during the past two years.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1998 and for the six months ended June 30, 1998 and 1997 were as follows:

                                                   Unpaid at
                                                   June 30,
                              1998       1997        1998
                            --------    ------   -------------
Property management
 and leasing fees. . . . .  $  4,122    45,166        --
Insurance commissions. . .    45,282    20,382        --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-
 related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties . .    37,990    29,060       4,834
                            --------   -------      ------
                            $ 87,394    94,608       4,834
                            ========   =======      ======

     Certain of the Partnership's properties were managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties.

     During 1994, certain officers and directors of the Managing General Partner acquired interests in a company which provides certain property management services to a property that was owned by a venture in which the Partnership owns an interest. The fees earned by such company from such venture attributable to the Partnership for the six months ended June 30, 1998 and 1997 were approximately $5,400 and $15,037, respectively, all of which has been paid at June 30, 1998. As such property has been sold, no further fees are expected to be paid by such venture to such company.

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred payment of their distributions of net cash flow from the Partnership. The amount of such deferred distributions was approximately $8,155,000 as of June 30, 1998. The Partnership does not expect that the subordination requirements of the Partnership Agreement will be satisfied to permit payment of the majority of these amounts. These amounts do not bear interest.

40 BROAD STREET

     On December 30, 1997, the Partnership, through a joint venture partnership (the "Affiliated Joint Venture") with JMB Income Properties, Ltd. - X (a partnership sponsored by the Managing General Partner of the Partnership), sold the land, building, related improvements and personal property of the 40 Broad Street office building to an unaffiliated third party for a sale price of $34,735,000 (before selling costs). The sale resulted in a gain of $20,532,803 (due to provisions for value impairment totaling approximately $52,000,000 recorded in 1990 and 1991, of which the Partnership's share was approximately $35,651,000), of which the Partnership's share was $14,077,289 and a loss of $9,703,264, of which the Partnership's share was $6,652,557 in 1997 for financial reporting and Federal income tax purposes, respectively. In addition, in connection with the sale of the property, as is customary in such transactions, the Affiliated Joint Venture agreed to certain representations, warranties and covenants with a stipulated survival period that expires December 1, 1998. Although it is not expected, the Affiliated Joint Venture may ultimately have some liability under such representations, warranties and covenants, but such liability has been limited in the sale agreement to actual damages in an amount not to exceed $1,500,000 in the aggregate, of which the Partnership's share is limited to $1,028,400.

SAN JOSE

     On February 24, 1998, the joint venture that owned the property ("San Jose") sold the land, buildings, related improvements and personal property of the remaining assets of the Park Center Financial Plaza office complex to an unaffiliated third party for a sale price of $76,195,000 (before selling costs and prorations). San Jose received approximately $49,537,000 of net sale proceeds at closing (of which the Partnership's share was approximately $24,768,500), after the repayment by San Jose of the mortgage loans secured by the 170 Almaden, 150 Almaden and 185 Park Avenue buildings with a balance of approximately $23,281,000, loan prepayment premiums of approximately $2,422,000 and closing costs. The sale resulted in a gain in 1998 of approximately $41,654,000 and $22,600,000 for financial reporting and Federal income tax purposes, respectively, of which approximately $20,827,000 and $11,300,000 of gain was allocated to the Partnership, respectively. The gain for financial reporting purposes includes the effects of previously recorded provisions for value impairment for all buildings in the complex of approximately $24,600,000, of which the Partnership's share was approximately $12,300,000. In connection with the sale, San Jose recorded in 1998 an extraordinary loss for financial reporting purposes totaling approximately $2,518,000 as a result of loan prepayment premiums of approximately $2,422,000 and the write-off of the deferred mortgage balance of approximately $96,000, of which the Partnership's share is approximately $1,211,000 and $48,000, respectively. In addition, in connection with the sale of the property, as is customary in such transactions, San Jose agreed to certain representations, warranties and covenants with a stipulated survival period that expires November 15, 1998. Although it is not expected, San Jose may ultimately have some liability under such representations, warranties and covenants, but such liability has been limited in the sale agreement to actual damages in an amount not to exceed $2,500,000 in the aggregate, of which the Partnership's share is limited to $1,250,000.

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

TOPANGA PLAZA

     Montgomery Ward, a major department store which owns its own facility, filed for bankruptcy protection pursuant to Chapter 11 of the Federal bankruptcy code on July 7, 1997. The store continues to operate and fulfill its obligations under its operating agreement. The joint venture that owns the shopping center ("Topanga") is considering the possibility of purchasing the Wards store to protect the value of the shopping center and the Partnership has reserved cash to fund its portion of any purchase. However, there is no assurance that any such transaction will occur.

     In July, 1998, Topanga made a distribution of operating cash flow for 1998 of $1,600,000 of which the Partnership's share was $928,000.

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

     Concurrent with the discussions described above, the Partnership has caused Topanga to actively market the property for sale to third parties, as provided for under the Topanga venture agreement. Under such agreement, the joint venture partner and the Partnership each have a limited right of first refusal to purchase the other's interest if a third party offer is tendered to the other partner, which could have the effect of lengthening the time necessary to effect a sale or discouraging offers for the property. There can be no assurance that any sale transaction will occur.

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for JMB/San Jose Associates for the six months ended June 30, 1998 and 1997 is as follows:

                                   1998            1997
                                ----------      ----------

     Total income. . . . . .    $ 2,402,629      4,480,809
                                ===========     ==========
     Operating income. . . .    $ 1,088,874      1,576,386
                                ===========     ==========
     Net earnings to the
       Partnership . . . . .    $   544,437        788,193
                                ===========     ==========
     Partnership's share
       of gain on sale . . .    $20,826,930          --
                                ===========     ==========
     Partnership's share
       of extraordinary item    $(1,259,118)         --
                                ===========     ==========

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997.

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

     During 1997 and early 1998, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at between $170 and $475 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All of such offers have expired. As of the date of this report, the Partnership is aware that 7.96% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     As of June 30, 1998, the Partnership had consolidated cash and cash equivalents of approximately $22,607,000 of which approximately $18,387,000 is held by the Partnership. Of the remaining $4,220,000 (held by the Partnership's consolidated joint ventures), approximately $2,675,000 represents the Partnership's share of undistributed cash. During July 1998, $928,000 of such previously undistributed cash was received from the Topanga venture. These funds are available for distribution to partners, potential obligations related to representations and warranties given pursuant to the sales of investment properties in 1997 and 1998 as more fully described in the Notes, tenant and capital improvements, leasing commissions, and other expenditures, including the Partnership's share of the costs associated with a possible expansion and mall enhancement, including a possible purchase of the Montgomery Ward store, at the Topanga Plaza Shopping Center.

     In May 1998, the Partnership made a semi-annual distribution of cash generated from operations of $5 per Interest and a distribution of sale proceeds of $165 per Interest related to the sale in 1998 of the Plaza Hermosa and Park Center Financial Plaza investment properties as more fully described in the Notes. Future distributions from sales or property operations are expected to be through cash generated by the Partnership's remaining investment property and through the sale of such investment.

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

     The decrease in investment in unconsolidated ventures, at equity at June 30, 1998 as compared to December 31, 1997 is primarily due to the sale in February 1998 of the Park Center Financial Plaza investment property. The remaining balance of $1,465,931 represents primarily the Partnership's share of remaining undistributed cash generated from operations.

     The decrease in unearned rents at June 30, 1998 as compared to December 31, 1997 is primarily due to the timing of rental receipts at the Topanga Plaza investment property.

     The increase in interest income for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is primarily due to the temporary investment of proceeds related to the 1997 sale of the 40 Broad Street office building and the 1998 sale of the Plaza Hermosa Shopping Center, which were subsequently distributed to the Limited Partners in February and May 1998, respectively.

     The gain on sale of investment property of $3,947,247 in 1998 is the gain on the sale of the Plaza Hermosa investment property in January 1998.

     The decrease in depreciation expense for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is primarily due to the 40 Broad Street investment property being identified as held for sale or disposition as of July 1, 1997, and therefore, no longer subject to depreciation beyond such date.

     The decrease in the Partnership's share of operations of unconsolidated venture for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is primarily due to the sale of the remaining assets of the Park Center Financial Plaza office complex in February 1998.

     The Partnership's share of gain on sale of investment properties from unconsolidated venture of $20,826,930 in 1998 is due to the gain recognized on the sale of the remaining assets of the Park Center Financial Plaza investment property in February 1998.

     The Partnership's share of extraordinary loss from unconsolidated venture of $1,259,118 in 1998 comprises loan prepayment premiums of $1,211,062 and the write-off of the deferred mortgage balance of $48,056 resulting from the sale of the Park Center Financial Plaza investment property in February 1998.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1998.

                                            1997                         1998
                                -------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1. Park Center Financial
    Plaza
    San Jose, California . . .  86%      87%      87%       90%    N/A    N/A

2. Topanga Plaza
    Los Angeles, California. .  97%      98%      98%       98%    96%    97%

3. Plaza Hermosa
    Shopping Center
    Hermosa Beach, California.  91%      91%      91%       91%    N/A    N/A


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


              JMB INCOME PROPERTIES, LTD. - XII

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:  GAILEN J. HULL
                        Gailen J. Hull, Senior Vice President
                   Date:August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                   By:  GAILEN J. HULL
                        Gailen J. Hull, Principal Accounting Officer
                   Date:August 12, 1998