Form 10-Q
period 1998-09-30
JMB INCOME PROPERTIES LTD XII
filed 1998-11-16
CIK 765813

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1998                  Commission file #0-16108



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

                                  CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    1998          1997
                                                                -------------  -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .   $ 23,556,950   54,580,706
  Rents and other receivables, net of allowance for
    doubtful accounts of $183,097 at September 30,
    1998 and $25,880 at December 31, 1997. . . . . . . . . . .        257,916      217,745
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .        201,701      179,879
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . .        427,329      878,669
                                                                 ------------  -----------
        Total current assets . . . . . . . . . . . . . . . . .     24,443,896   55,856,999
                                                                 ------------  -----------

  Properties held for sale or disposition. . . . . . . . . . .     83,211,563   91,675,837
                                                                 ------------  -----------

Investment in unconsolidated ventures, at equity . . . . . . .      1,472,849    6,353,682
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      4,767,340    5,000,125
Accrued rents receivable . . . . . . . . . . . . . . . . . . .      2,086,646    1,890,348
                                                                 ------------  -----------
                                                                 $115,982,294  160,776,991
                                                                 ============  ===========




                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                            CONSOLIDATED BALANCE SHEETS - CONTINUED


                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                          ------------------------------------------

                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    1998          1997
                                                                -------------  -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $    547,044      507,202
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        590,744      533,374
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .        479,715      482,884
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . .        192,932      272,481
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .      1,810,435    1,795,941
Tenant security deposits . . . . . . . . . . . . . . . . . . .         95,117      147,624
Long-term debt, less current portion . . . . . . . . . . . . .     56,308,115   63,123,525
                                                                 ------------  -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . .     58,213,667   65,067,090

Venture partners' subordinated equity in ventures. . . . . . .     14,653,895   25,015,702

Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .         11,123       11,123
    Cumulative net earnings (losses) . . . . . . . . . . . . .      1,762,115    1,359,410
                                                                 ------------  -----------
                                                                    1,773,238    1,370,533
                                                                 ------------  -----------
  Limited partners (189,684 interests):
    Capital contributions, net of offering costs . . . . . . .    171,306,452  171,306,452
    Cumulative net earnings (losses) . . . . . . . . . . . . .     24,210,031   (3,091,192)
    Cumulative cash distributions. . . . . . . . . . . . . . .   (154,174,989) (98,891,594)
                                                                 ------------  -----------
                                                                   41,341,494   69,323,666
                                                                 ------------  -----------
        Total partners' capital accounts . . . . . . . . . . .     43,114,732   70,694,199
                                                                 ------------  -----------
                                                                 $115,982,294  160,776,991
                                                                 ============  ===========

                 See accompanying notes to consolidated financial statements.

                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                          (UNAUDITED)
                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                               SEPTEMBER 30              SEPTEMBER 30
                                         ----------------------------------------------------
                                               1998         1997        1998         1997
                                           -----------   ---------- -----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . $ 4,572,459    6,411,836  14,049,127   19,086,511
  Interest income. . . . . . . . . . . . .     286,579      307,565   1,269,581      906,888
  Gain on sale of investment property. . .       --           --      3,947,247        --
                                           -----------   ----------  ----------   ----------
                                             4,859,038    6,719,401  19,265,955   19,993,399
                                           -----------   ----------  ----------   ----------
Expenses:
  Mortgage and other interest. . . . . . .   1,440,237    1,596,525   4,297,282    4,641,263
  Depreciation . . . . . . . . . . . . . .       --           --          --         328,493
  Property operating expenses. . . . . . .   1,481,142    2,509,467   4,336,005    7,230,983
  Professional services. . . . . . . . . .       2,452       21,676     139,224      191,024
  Amortization of deferred expenses. . . .     126,043      228,364     377,182      806,855
  General and administrative . . . . . . .     104,691       88,128     369,908      367,880
                                           -----------   ----------  ----------   ----------
                                             3,154,565    4,444,160   9,519,601   13,566,498
                                           -----------   ----------  ----------   ----------
                                             1,704,473    2,275,241   9,746,354    6,426,901
Partnership's share of operations of
  unconsolidated venture . . . . . . . . .       6,918      336,177     551,355    1,124,370
Partnership's share of gain on sale
  of investment properties of
  unconsolidated venture . . . . . . . . .       --           --     20,826,930        --
Venture partners' share of
  ventures' operations . . . . . . . . . .    (659,970)    (795,813) (2,161,593)  (2,370,976)
                                           -----------   ----------  ----------   ----------
        Earnings (loss) before
          extraordinary items. . . . . . .   1,051,421    1,815,605  28,963,046    5,180,295

Partnership's share of extraordinary
  loss from unconsolidated venture . . . .       --           --     (1,259,118)       --
Extraordinary gain (net of venture
  partner's share of $285,096) . . . . . .       --         393,705       --         393,705
                                           -----------   ----------  ----------   ----------
        Net earnings (loss). . . . . . . . $ 1,051,421    2,209,310  27,703,928    5,574,000
                                           ===========   ==========  ==========   ==========




                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                               SEPTEMBER 30              SEPTEMBER 30
                                         ----------------------------------------------------
                                               1998         1997        1998         1997
                                           -----------   ---------- -----------   ----------

        Net earnings (loss) per
         limited partnership interest:
          Earnings (loss) before gain
            on sale of investment properties
            and Partnership's share of
            extraordinary item from
            unconsolidated venture . . . . $      5.32         9.19       21.20        26.22
          Gain on sale of investment
            properties . . . . . . . . . .       --           --         129.30        --
          Partnership's share of extra-
            ordinary loss from
            unconsolidated venture . . . .       --           --          (6.57)        --
          Extraordinary gain, net. . . . .       --            1.99       --            1.99
                                           -----------   ----------  ----------   ----------

              Net earnings (loss). . . . . $      5.32        11.18      143.93        28.21
                                           ===========   ==========  ==========   ==========
        Cash distributions per
          limited partnership interest . . $     --           --         290.00         5.00
                                           ===========   ==========  ==========   ==========














                 See accompanying notes to consolidated financial statements.

                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                         NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                          (UNAUDITED)
                                                                      1998           1997
                                                                  ------------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . $27,703,928     5,574,000
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .       --          328,493
    Amortization of deferred expenses. . . . . . . . . . . . . . .     377,182       806,855
    Partnership's share of operations of unconsolidated
      venture. . . . . . . . . . . . . . . . . . . . . . . . . . .    (551,355)   (1,124,370)
    Partnership's share of gain on sale of investment
      properties of unconsolidated venture . . . . . . . . . . . . (20,826,930)        --
    Venture partners' share of ventures' operations. . . . . . . .   2,161,593     2,656,072
    Gain on sale of investment property. . . . . . . . . . . . . .  (3,947,247)        --
    Partnership's share of extraordinary item from
      unconsolidated venture . . . . . . . . . . . . . . . . . . .   1,259,118         --
    Extraordinary gain . . . . . . . . . . . . . . . . . . . . . .       --         (678,801)
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . .     (40,171)      140,863
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .     (21,822)     (240,271)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .     451,340      (110,287)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .    (215,812)     (768,445)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .      57,370        42,040
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .      (3,169)       17,766
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .     (79,549)     (230,860)
    Tenant security deposits . . . . . . . . . . . . . . . . . . .     (52,507)       69,457
                                                                  ------------   -----------
        Net cash provided by (used in) operating activities. . . .   6,271,969     6,482,512
                                                                  ------------   -----------
Cash flows from investing activities:
  Additions to investment properties . . . . . . . . . . . . . . .    (457,647)   (1,141,601)
  Partnership's distributions from unconsolidated venture. . . . .  25,000,000         --
  Cash proceeds from sale of investment property . . . . . . . . .   6,499,949         --
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .    (155,664)     (302,728)
                                                                  ------------   -----------
        Net cash provided by (used in) investing activities. . . .  30,886,638    (1,444,329)
                                                                  ------------   -----------





                               JMB INCOME PROPERTIES, LTD. - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                      1998           1997
                                                                  ------------   -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .    (375,568)     (339,548)
  Distributions to venture partners. . . . . . . . . . . . . . . . (12,523,400)   (1,806,000)
  Distributions to limited partners. . . . . . . . . . . . . . . . (55,283,395)     (948,420)
                                                                  ------------   -----------
        Net cash provided by (used in) financing activities. . . . (68,182,363)   (3,093,968)
                                                                  ------------   -----------
        Net increase (decrease) in cash and cash equivalents . . . (31,023,756)    1,944,215

        Cash and cash equivalents, beginning of year . . . . . . .  54,580,706    22,821,808
                                                                  ------------   -----------
        Cash and cash equivalents, end of period . . . . . . . . .$ 23,556,950    24,766,023
                                                                  ============   ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$  4,300,451     4,623,497
                                                                  ============   ===========
  Non-cash investing and financing activities:
    Total sales proceeds from sale of investment property,
      net of selling expenses. . . . . . . . . . . . . . . . . . .$ 12,959,625         --
    Principal balance due on mortgage payable. . . . . . . . . . .  (6,400,000)        --
    Closing costs payable. . . . . . . . . . . . . . . . . . . . .     (59,676)        --
                                                                  ------------   -----------
        Cash proceeds from sale of investment property,
          net of selling expenses. . . . . . . . . . . . . . . . .$  6,499,949         --
                                                                  ============   ===========














                 See accompanying notes to consolidated financial statements.

               JMB INCOME PROPERTIES, LTD. - XII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SEPTEMBER 30, 1998 AND 1997

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

     As of September 30, 1998, the Partnership and its consolidated ventures have or have previously committed to plans to sell or dispose of all their remaining investment properties. Accordingly, all consolidated properties have been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The results of operations, net of venture partners' share, for the nine months ended September 30, 1998 and 1997 for consolidated properties classified as held for sale or disposition or sold or disposed of during the past two years were $3,114,557 and $4,262,704, respectively. In addition, the accompanying consolidated financial statements include $551,355 and $1,124,370, respectively, of the Partnership's share of total property operations of $1,102,710 and $2,248,741 for the nine months ended September 30, 1998 and 1997, respectively, for unconsolidated properties which are held for sale or disposition or have been sold or disposed of during the past two years.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1998 and for the nine months ended September 30, 1998 and 1997 were as follows:

                                                   Unpaid at
                                                 September 30,
                              1998       1997        1998
                            --------    ------   -------------
Property management
 and leasing fees. . . . .  $  4,122    61,500         --
Insurance commissions. . .    45,282    23,257         --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-
 related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties . .    56,250    43,593       35,109
                            --------   -------       ------
                            $105,654   128,350       35,109
                            ========   =======       ======

     Certain of the Partnership's properties were managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties.

     During 1994, certain officers and directors of the Managing General Partner acquired interests in a company which provides certain property management services to a property that was owned by a venture in which the Partnership owns an interest. The fees earned by such company from such venture attributable to the Partnership for the nine months ended September 30, 1998 and 1997 were approximately $5,400 and $23,474, respectively, all of which has been paid at September 30, 1998. As such property has been sold, no further fees are expected to be paid by such venture to such company.

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred payment of their distributions of net cash flow from the Partnership. The amount of such deferred distributions was approximately $8,790,000 as of September 30, 1998. The Partnership does not expect that the subordination requirements of the Partnership Agreement will be satisfied to permit payment of the majority of these amounts. These amounts do not bear interest.

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

PLAZA HERMOSA SHOPPING CENTER

     On January 13, 1998, the Partnership sold the land, building and related improvements of the Plaza Hermosa Shopping Center to an unaffiliated third party for a sale price of $13,335,000 (before selling costs and prorations). The Partnership received approximately $6,500,000 of net sale proceeds at closing, after the repayment by the Partnership of the property's bond financing with a balance of $6,400,000 and closing costs. The sale resulted in a gain in 1998 of approximately $3,947,000 and $2,356,000 for financial reporting and Federal income tax purposes, respectively, all of which is allocable to the Partnership. In connection with the sale of the property, as is customary in such transactions, the Partnership agreed to certain representations, warranties and covenants with a stipulated survival period which expired, with no liability to the Partnership, on September 15, 1998.

TOPANGA PLAZA

     Montgomery Ward, a major department store which owns its own facility, filed for bankruptcy protection pursuant to Chapter 11 of the Federal bankruptcy code on July 7, 1997. The store continues to operate and fulfill its obligations under its operating agreement. The joint venture that owns the shopping center ("Topanga") is considering the possibility of purchasing the Wards store to protect the value of the shopping center and the Partnership has reserved cash to fund its portion of any purchase, if necessary. However, there is no assurance that any such transaction will occur.

     In October, 1998, Topanga made a distribution of operating cash flow for 1998 of $1,200,000 of which the Partnership's share was $696,000.

     The Topanga venture committed to a plan to sell the property and therefore classified the property as held for sale as of December 31, 1996.

The property has no longer been subject to continued depreciation beyond such date.

     The Partnership has reached an agreement in principle with the joint venture partner whereby the joint venture partner would purchase the Partnership's interest in Topanga. If such sale is consummated, it is expected to be completed in the second half of November, 1998 and, if sold under the proposed terms, would result in a gain for financial reporting and Federal income tax purposes. There can be no assurance that a sale will be consummated on these or any terms.


UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for JMB/San Jose Associates for the nine months ended September 30, 1998 and 1997 is as follows:

                                   1998            1997
                                ----------      ----------

     Total income. . . . . .    $ 2,463,992      6,682,547
                                ===========     ==========
     Operating income. . . .    $ 1,102,709      2,248,741
                                ===========     ==========
     Net earnings to the
       Partnership . . . . .    $   551,355      1,124,370
                                ===========     ==========
     Partnership's share
       of gain on sale . . .    $20,826,930          --
                                ===========     ==========
     Partnership's share
       of extraordinary
       item. . . . . . . . .    $(1,259,118)         --
                                ===========     ==========

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997.

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

     During 1997 and early 1998, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at between $65 and $475 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All of such offers have expired. As of the date of this report, the Partnership is aware that 8.34% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     As of September 30, 1998, the Partnership had consolidated cash and cash equivalents of approximately $23,557,000 of which approximately $19,501,000 is held by the Partnership. Of the remaining $4,056,000 (held by the Partnership's consolidated joint ventures), approximately $2,578,000 represents the Partnership's share of undistributed cash. During October 1998, $696,000 of such previously undistributed cash was received from the Topanga venture. Additionally, the Partnership's share of cash held by its unconsolidated venture is approximately $1,600,000. These funds are available for distribution to partners, potential obligations related to representations and warranties given pursuant to the sales of investment properties in 1997 and 1998 as more fully described in the Notes, tenant and capital improvements, leasing commissions, and other expenditures, including the Partnership's share of the costs associated with a possible expansion and mall enhancement, including a possible purchase of the Montgomery Ward store, at the Topanga Plaza Shopping Center.

     In November 1998, the Partnership expects to make a semi-annual distribution of cash generated from operations of $5 per Interest. Future distributions from sales or property operations are expected to be through cash generated by the Partnership's remaining investment property and through the sale of such investment.

     The General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment property as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999, possibly in 1998, barring unforeseen economic developments. The Partnership has reached an agreement in principle with its joint venture partner to purchase the Partnership's interest in Topanga Plaza in 1998. If such sale is consummated, the Partnership expects to proceed to terminate its affairs no later than December 31, 1998. However, there can be no assurance that a sale will be consummated on these or any terms.

RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements not otherwise reported are primarily the result of the sales of the 40 Broad Street office building and the Plaza Hermosa Shopping Center in December 1997 and January 1998, respectively.

     The decrease in investment in unconsolidated ventures, at equity at September 30, 1998 as compared to December 31, 1997 is primarily due to the sale in February 1998 of the Park Center Financial Plaza investment property. The remaining balance of approximately $1,473,000 represents primarily the Partnership's share of remaining undistributed cash generated from operations.

     The increase in interest income for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 is primarily due to the temporary investment of proceeds related to the 1997 sale of the 40 Broad Street office building and the 1998 sale of the Plaza Hermosa Shopping Center, which proceeds were subsequently distributed to the Limited Partners in February and May 1998, respectively.

     The gain on sale of investment property of $3,947,247 in 1998 is the gain on the sale of the Plaza Hermosa investment property in January 1998.

     The decrease in depreciation expense for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 is primarily due to the 40 Broad Street investment property being identified as held for sale or disposition as of July 1, 1997, and therefore, no longer subject to depreciation beyond such date.

     The decrease in the Partnership's share of operations of unconsolidated venture for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 is primarily due to the sale of the remaining assets of the Park Center Financial Plaza office complex in February 1998.

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

                                            1997                         1998
                                -------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1. Park Center Financial
    Plaza
    San Jose, California . . .  86%      87%      87%       90%    N/A    N/A     N/A

2. Topanga Plaza
    Los Angeles, California. .  97%      98%      98%       98%    96%    97%     97%

3. Plaza Hermosa
    Shopping Center
    Hermosa Beach, California.  91%      91%      91%       91%    N/A    N/A     N/A


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


              JMB INCOME PROPERTIES, LTD. - XII

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:  GAILEN J. HULL
                        Gailen J. Hull, Senior Vice President
                   Date:November 11, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                   By:  GAILEN J. HULL
                        Gailen J. Hull, Principal Accounting Officer
                   Date:November 11, 1998