Form 10-K405
period 1998-12-31
JMB INCOME PROPERTIES LTD XII
filed 1999-03-31
CIK 765813

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1998                Commission file no. 0-16108


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

                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   4

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   6

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   6


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and
             Related Security Holder Matters. . . . . . .   6

Item 6.      Selected Financial Data. . . . . . . . . . .   7

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .   9

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  12

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  13

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  36


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  36

Item 11.     Executive Compensation . . . . . . . . . . .  39

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  40

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  41


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  41


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  45

                                PART I


ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, JMB Income Properties, Ltd. - XII (the "Partnership"), was a limited partnership formed in 1984 and governed under the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. On August 23, 1985, the Partnership commenced an offering to the public of $100,000,000 (subject to increase by up to $150,000,000) in Limited Partnership Interests (the "Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-96716). A total of 189,679 Interests were sold to the public at $1,000 per Interest. The offering closed on January 17, 1986. No Investor made any additional capital contribution after such date. The Investors in the Partnership shared in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership was engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments had been held by fee title and/or through joint venture partnership interests. The Partnership's real estate investments were located throughout the nation and it had no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials, or seasonality was not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership agreement, the Partnership was required to terminate no later than October 31, 2035. The Partnership was self-liquidating in nature. Upon sale of a particular property, the net proceeds, if any, were generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership sold its remaining investment properties, wound up its affairs and made a final liquidating distribution of $76,721,487 to the Limited Partners ($404.47 per Interest) and terminated its operations and dissolved effective December 31, 1998.

     The Partnership made the real property investments set forth in the following table:


                                                            SALE OR
NAME, TYPE OF PROPERTY                     DATE OF        DISPOSITION
    AND LOCATION                SIZE      PURCHASE           DATE                TYPE OF OWNERSHIP
----------------------       ----------   --------       ------------            ---------------------
1. Park Center
    Financial Plaza
    office buildings
    San Jose,
    California. . . . .       408,000     06/20/85          2/24/98              fee ownership of land and
                               sq.ft.                                            improvements (through
                               n.r.a.                                            joint venture partnership)
                                                                                 (a)(c)(e)
2. Topanga Plaza
    shopping center
    Los Angeles,
    California. . . . .       360,000     12/31/85          11/17/98             fee ownership of land and
                               sq.ft.                                            improvements (through
                               g.l.a.                                            joint venture partnership)
                                                                                 (a)(f)
3. 40 Broad Street
    office building
    New York, New York.       247,800     12/31/85          12/30/97             fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership) (a)(b)
4. Plaza Hermosa
    Shopping Center
    Hermosa Beach,
    California. . . . .        94,900     09/03/86          1/13/98              fee ownership of land and
                               sq.ft.                                            improvements (d)
                               g.l.a.
5. Mid Rivers Mall
    shopping center
    St. Peters
    (St. Louis),
    Missouri. . . . . .       323,100     12/12/86          1/30/92              fee ownership of land and
                               sq.ft.                                            improvements (through
                               g.l.a.                                            joint venture partnership)
6. First Financial
    Plaza
    office building
    Encino,
    California. . . . .       216,000     05/20/87          9/11/96              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership)
                                                                                 (a)(b)





---------------

     (a) Reference is made to the Notes for a description of the joint venture partnership through which the Partnership has made this real property investment.

     (b) The joint venture sold this property. Reference is made to the Notes for a further description of such sale.

     (c) In March 1996, the joint venture sold the 190 San Fernando building, one of the buildings in the Park Center Financial Plaza office complex comprising approximately 5% of the total occupied space, to an independent third party, and transferred title to one of the parking garages to the City of San Jose. The original capital percentage reflected for this property in the table has not been adjusted for such transactions.

Reference is made to the Notes for a description of such transactions.

     (d) The Partnership sold this property on January 13, 1998. Reference is made to the Notes for a description of the sale.

     (e) The joint venture sold the remaining buildings in the Park Center Financial Plaza office complex on February 24, 1998. Reference is made to the Notes for a description of the sale.

     (f) The Partnership sold its interest in this investment property on November 17, 1998. Reference is made to the Notes for a description of the sale.


     The Partnership's remaining real property investments were subject to competition from similar types of properties (including in certain areas properties owned by affiliates of the General Partners) in the vicinity in which they were located. Such competition was generally for the retention of existing tenants. Additionally, the Partnership was in competition for new tenants. Approximate occupancy levels for the properties owned in 1998 are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintained the suitability and competitiveness of its properties in their respective markets primarily on the basis of tenant mix, property aesthetics, effective rents, tenant allowances and service provided to tenants.

     On November 17, 1998, the Partnership sold its interest in the Topanga Plaza shopping center located in Los Angeles, California. Reference is made to the Notes for a further description of such transaction.

     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership owned directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations and approximate occupancy levels by quarter during fiscal years 1998 and 1997 for the Partnership's investment properties owned during 1998:

                                                             1997                      1998
                                                   ------------------------- -------------------------
                               Principal             At    At     At     At    At     At    At     At
                               Business             3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               -------------        ----  ----   ----  -----  ----   ---- -----  -----
1.  Park Center
     Financial Plaza
     San Jose, California . .  Accounting/
                               Telecommunications    86%   87%    87%    90%   N/A    N/A   N/A    N/A

2.  Topanga Plaza
     Shopping Center
     Los Angeles,
     California . . . . . . .  Retail                97%   98%    98%    98%   96%    97%   97%    N/A

3.  Plaza Hermosa
     Shopping Center
     Hermosa Beach,
     California . . . . . . .  Retail                91%   91%    91%    91%   N/A    N/A   N/A    N/A

----------


     An "N/A" indicates that the property was sold and not owned by the Partnership at the end of the quarter.


ITEM 3.  LEGAL PROCEEDINGS

     At the time of liquidation, the Partnership was not subject to any pending material legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of holders of Interests during 1997 and 1998.




                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     Immediately prior to the dissolution of the Partnership, there were 13,982 record holders of Interest of the Partnership. There had been no public market for Interests and it had not been anticipated that a public market for Interests would develop. Upon request, the Managing General Partner provided information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, was subject to negotiation by the investor.

     The Partnership made a liquidating cash distribution to its Limited Partners, wound up its affairs and dissolved effective December 31, 1998.

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

ITEM 6.  SELECTED FINANCIAL DATA


                                      JMB INCOME PROPERTIES, LTD. - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                YEAR ENDED DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO LIQUIDATING DISTRIBUTION)
                           AND YEARS ENDED DECEMBER 31, 1997, 1996, 1995 AND 1994

                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                               1998          1997           1996         1995          1994
                          -------------  ------------   -----------  ------------  ------------
Total income, includ-
 ing gain on sale of
 investment properties
 or interest in invest-
 ment property in
 1998, 1997 and 1996. . .  $ 55,200,104    48,208,830    32,521,866    33,940,506    31,152,216
                           ============  ============   ===========   ===========   ===========
Earnings (loss)
 before extra-
 ordinary item. . . . . .  $ 62,757,631    21,259,326     5,928,741    (1,635,175)   (2,235,341)

Extraordinary items
 (net of venture
 partner's share) . . . .    (1,259,118)      393,705         --            --       (2,300,838)
                           ------------  ------------   -----------   -----------   -----------

Net earnings (loss) . . .  $ 61,498,513    21,653,031     5,928,741    (1,635,175)   (4,536,179)
                           ============  ============   ===========   ===========   ===========





                               1998          1997           1996         1995          1994
                          -------------  ------------   -----------  ------------  ------------
Net earnings (loss)
 per Interest (b):
  Earnings (loss) before
    gains on sales of
    investment
    properties and
    extraordinary items .  $      35.62         36.35         14.70         (9.15)       (12.41)
  Net gain on sale
    of investment properties
    or interest in invest-
    ment property . . . .        302.39         73.47         15.78         --            --
  Extraordinary items,
    net . . . . . . . . .         (6.57)         1.99         --            --           (11.65)
                           ------------  ------------   -----------   -----------   -----------

  Net earnings (loss)
    per Interest (b). . .  $     331.44        111.81         30.48         (9.15)       (24.06)
                           ============  ============   ===========   ===========   ===========

Total assets. . . . . . .  $ 76,721,487   160,776,991   138,673,945   178,508,742   189,322,387
Long-term debt. . . . . .  $      --       63,123,525    63,630,727    88,670,160    64,470,886
Cash distributions
  per Interest (c)(d) . .  $     295.00         30.00         79.50         15.00         10.00
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

     (d)   This amount does not include a liquidating cash distribution of $76,721,487 ($404.47 per Interest) to the Limited Partners paid by the Partnership on December 31, 1998.




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

     The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, had established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee had retained independent counsel to advise it in connection with any potential tender offers for Interests and had retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any potential tender offers for Interests.

     During 1996, 1997 and early 1998, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at between $65 and $475 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All of such offers have expired. The Partnership was aware that 8.54% of the Interests were purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     In February 1998, the Partnership made a distribution of sale proceeds primarily related to the sale of the 40 Broad Street office building of $22,875,888 ($120 per Interest) to the Limited Partners. As previously reported, commencing in 1996, the Partnership changed from a quarterly distribution of cash flow from operations to a semi-annual distribution in May and November of each year. Accordingly, in May 1998, the Partnership made an operating distribution for the first and second quarters of 1998 of $953,162 ($5 per Interest) to the Limited Partners. Also in May 1998, the Partnership made a distribution of $31,454,345 ($165 per Interest) to the Limited Partners representing sale proceeds primarily related to the sale of the Plaza Hermosa shopping center and previously undistributed sale proceeds from the sale of the remaining assets of the Park Center Financial Plaza office complex. In November 1998, the Partnership made an operating distribution for the third and fourth quarters of 1998 of $953,162 ($5 per Interest) to the Limited Partners.

     The Partnership made a liquidating cash distribution of $76,721,487 ($404.47 per Interest) to the Limited Partners and wound up its affairs and dissolved effective December 31, 1998.

     40 BROAD STREET

     JMB-40 Broad Street Associates ("Broad Street") had committed to a plan to sell the property, and therefore, had classified the property as held for sale as of July 1, 1997. The property was no longer subject to continued depreciation beyond such date.

     On December 30, 1997, the joint venture sold the 40 Broad Street office building for $34,735,000 (before selling costs). The joint venture received approximately $33,155,000 of sale proceeds at closing, of which the Partnership's share was approximately $22,731,000. Reference is made to the Notes for a further description of such sale.

     SAN JOSE

     On February 24, 1998, the joint venture that owned the property ("San Jose") sold the land, buildings, related improvements and personal property of the remaining assets of the Park Center Financial Plaza office complex to an unaffiliated third party for a sale price of $76,195,000 (before selling costs and prorations). San Jose received approximately $49,537,000 of net sale proceeds at closing (of which the Partnership's share was approximately $24,768,500), after the repayment by San Jose of the mortgage loans secured by the 170 Almaden, 150 Almaden and 185 Park Avenue buildings with a balance of approximately $23,281,000, loan prepayment premiums of approximately $2,422,000 and closing costs. In addition, in connection with the sale of the property, as is customary in such transactions, San Jose agreed to certain representations, warranties and covenants with a stipulated survival period that expired November 15, 1998, with no liability to San Jose or the Partnership.

     TOPANGA PLAZA SHOPPING CENTER

     The Topanga venture had committed to a plan to sell the property and therefore had classified the property as held for sale as of December 31, 1996. The property had no longer been subject to continued depreciation beyond such date. On November 17, 1998, the Partnership sold its interest in the Topanga Plaza shopping center to its unaffiliated venture partner for $86,375,308 ($53,450,000 plus the assumption of the Partnership's share of the mortgage loan of $32,925,308). The Partnership received approximately $52,366,000 of net sale proceeds (net of selling costs but before prorations) at closing. Reference is made to the Notes for a further description of such sale.

     PLAZA HERMOSA SHOPPING CENTER

     The property was classified as held for sale or disposition as of December 1, 1996 and therefore was not subject to continued depreciation. On January 13, 1998, the Partnership sold the land and related improvements of the Plaza Hermosa Shopping Center for $13,335,000 (before closing costs and prorations). The Partnership received approximately $6,500,000 of net sale proceeds at closing after the repayment by the Partnership of the property's bond financing with a balance of $6,400,000 and closing costs. In connection with the sale of the property, as is customary in such transactions, the Partnership agreed to certain representations, warranties and covenants with a stipulated survival period which expired, with no liability to the Partnership, on September 15, 1998. Reference is made to the Notes for a further description of such transaction.

RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements not otherwise reported are primarily the result of the sales of the First Financial Plaza office building in September 1996, the 40 Broad Street office building in December 1997, the Plaza Hermosa shopping center in January 1998, and the Partnership's interest in the Topanga Plaza shopping center in November 1998.

     The increase in cash and cash equivalents at December 31, 1998 (immediately prior to liquidating distribution) as compared to December 31, 1997 is primarily due to the sale proceeds received from the sale of Plaza Hermosa shopping center in January 1998, the sale of the remaining assets of the Park Center Financial Plaza office buildings in February 1998, and the sale of the Partnership's interest in the Topanga Plaza shopping center in November 1998. The increase was partially offset by the operating distributions made by the Partnership in May and November 1998, aggregating $1,906,324 ($10 per Interest) to the Limited Partners and the distributions of sale proceeds in February and May 1998 of $54,330,233 ($285 per Interest) to the Limited Partners.

     The decrease in investment in unconsolidated venture at December 31, 1998 as compared to December 31, 1997 and the decrease in the Partnership's share of earnings (loss) of unconsolidated ventures for the year ended December 31, 1998 as compared to the year ended December 31, 1997 are primarily due to the sale of the remaining assets of the Park Center Financial Plaza office complex in February 1998. The increase in Partnership's share of earnings (loss) of unconsolidated ventures for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to an increase in earnings of the San Jose venture due to the San Jose properties being identified as held for sale or disposition as of December 31, 1996, and therefore, no longer subject to depreciation beyond such date.

     The decrease in rental income for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the sale of the First Financial Plaza office building in September 1996. The decrease for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is partially offset by the receipt of proceeds totaling approximately $312,000 during 1997 from The Broadway and Nordstrom, relating to their share of prorata expenses and costs for repairs and restorations at the Topanga Plaza Shopping Center following the earthquake in early 1994.

     The decrease in depreciation expense for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the First Financial Plaza office building being classified as held for sale as of April 1, 1996, the Topanga Plaza and Plaza Hermosa investment properties being identified as held for sale or disposition as of December 31, 1996, and the 40 Broad Street investment property being identified as held for sale or disposition as of July 1, 1997, and therefore, no longer subject to depreciation beyond such dates.

     The increase in general and administrative expenses for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily due to an increase in certain liquidation related costs. The increase in general and administrative expenses for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily attributable to an increase in reimbursable costs to affiliates of the General Partners in 1997.

     The Partnership's share of gain on sale of investment properties from unconsolidated venture of $21,005,670 in 1998 is due to the gain recognized on the sale of the remaining assets of the Park Center Financial Plaza investment property in February 1998. The Partnership's share of gain on sale of investment properties of unconsolidated venture of $1,412,610 in 1996 relates to the sale of the 190 San Fernando building and one of the parking structures at the San Jose investment property.

     The decrease in venture partners' share of consolidated ventures' operations before extraordinary item for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily due to the sale of the Partnership's interest in Topanga Plaza in November 1998 and the sale of the 40 Broad Street investment property in December 1997. The increase in venture partners' share of consolidated ventures' operations before extraordinary item for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the Topanga Plaza and 40 Broad Street investment properties being identified as held for sale or disposition as of December 31, 1996 and July 1, 1997, respectively, and therefore, no longer subject to depreciation beyond such dates. In addition, the increase is also due to a reduction in assessed real estate taxes for 1997 at the 40 Broad Street investment property. However, this increase is partially offset by the sale of the First Financial Plaza office building in September 1996.

     The venture partners' share of gain on sale of investment property of $6,455,513 in 1997 is the gain on the sale of the 40 Broad Street investment property in December 1997. The venture partner's share of gain on sale of investment property of $1,270,596 in 1996 is the gain on the sale of the First Financial Plaza investment property in September 1996.

     The Partnership's share of extraordinary loss from unconsolidated venture of $1,259,118 in 1998 consists of loan prepayment premiums of $1,211,062 and the write-off of the deferred mortgage balance of $48,056 resulting from the sale of the Park Center Financial Plaza investment property in February 1998.

     The extraordinary gain of $393,705 in 1997 is the Partnership's share of the reversal of the remaining previously accrued costs related to earthquake damage in 1994. The liability was established in 1994 for Topanga's share of the estimated repair costs due to the earthquake damage.

This reversal is attributable to repairs which were no longer considered necessary.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses. Inflation in future periods is not applicable since the Partnership wound up its affairs and dissolved in 1998.

YEAR 2000

     The Partnership wound up its affairs and dissolved in 1998.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership wound up its affairs and dissolved in 1998. As a result, there is no meaningful disclosure for this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   JMB INCOME PROPERTIES, LTD. - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                                 INDEX

Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1998 (Immediately prior to liquidating distribution) and December 31, 1997

Consolidated Statements of Operations, year ended December 31, 1998
  (Immediately prior to liquidating distribution), and years ended December 31, 1997 and 1996

Consolidated Statements of Partners' Capital Accounts, year ended
  December 31, 1998 (Immediately prior to liquidating distribution) and years ended December 31, 1997 and 1996

Consolidated Statements of Cash Flows, year ended December 31, 1998
  (Immediately prior to liquidating distribution) and years ended December 31, 1997 and 1996

Notes to Consolidated Financial Statements


Schedules not filed:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                     INDEPENDENT AUDITORS' REPORT


The Partners
JMB INCOME PROPERTIES, LTD. - XII:

     We have audited the consolidated financial statements of JMB Income Properties, Ltd. - XII (a limited partnership) and consolidated ventures as listed in the accompanying index. These consolidated financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - XII and consolidated ventures at December 31, 1998 (immediately prior to liquidating distribution) and December 31, 1997, and the results of their operations and their cash flows for the period ended December 31, 1998 (immediately prior to liquidating distribution) and the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.









                                       KPMG LLP



Chicago, Illinois
March 29, 1999

                                      JMB INCOME PROPERTIES, LTD. - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                      DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO LIQUIDATING DISTRIBUTION)
                                            AND DECEMBER 31, 1997

                                                   ASSETS
                                                   ------
                                                                            1998              1997
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $ 76,721,487       54,580,706
  Rents and other receivables, net of allowance for
    doubtful accounts of $25,880 in 1997. . . . . . . . . . . . . . .          --             217,745
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .          --             179,879
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .          --             878,669
                                                                        ------------      -----------

          Total current assets. . . . . . . . . . . . . . . . . . . .     76,721,487       55,856,999
                                                                        ------------      -----------

  Properties held for sale or disposition . . . . . . . . . . . . . .          --          91,675,837
                                                                        ------------      -----------

          Total investment properties . . . . . . . . . . . . . . . .          --          91,675,837

Investment in unconsolidated ventures, at equity. . . . . . . . . . .          --           6,353,682
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .          --           5,000,125
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .          --           1,890,348
                                                                        ------------      -----------

                                                                        $ 76,721,487      160,776,991
                                                                        ============      ===========





                                      JMB INCOME PROPERTIES, LTD. - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED


                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                 ------------------------------------------

                                                                            1998              1997
                                                                        ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .   $      --             507,202
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .          --             533,374
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .          --             482,884
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .          --             272,481
                                                                        ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .          --           1,795,941

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .          --             147,624
Long-term debt, less current portion. . . . . . . . . . . . . . . . .          --          63,123,525
                                                                        ------------      -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .          --          65,067,090

Venture partners' subordinated equity in ventures . . . . . . . . . .          --          25,015,702

Partners' capital accounts:
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .         11,123           11,123
      Cumulative net earnings (loss). . . . . . . . . . . . . . . . .        (11,123)       1,359,410
                                                                        ------------      -----------
                                                                               --           1,370,533
                                                                        ------------      -----------
  Limited partners (189,684 interests):
      Capital contributions, net of offering costs. . . . . . . . . .    172,071,784      171,306,452
      Cumulative net earnings (loss). . . . . . . . . . . . . . . . .     59,777,854       (3,091,192)
      Cumulative cash distributions . . . . . . . . . . . . . . . . .   (155,128,151)     (98,891,594)
                                                                        ------------      -----------
                                                                          76,721,487       69,323,666
                                                                        ------------      -----------
          Total partners' capital accounts. . . . . . . . . . . . . .     76,721,487       70,694,199
                                                                        ------------      -----------
                                                                        $ 76,721,487      160,776,991
                                                                        ============      ===========

                        See accompanying notes to consolidated financial statements.

                                      JMB INCOME PROPERTIES, LTD. - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                YEAR ENDED DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO LIQUIDATING DISTRIBUTION)
                                 AND YEARS ENDED DECEMBER 31, 1997 AND 1996
                                                           1998             1997            1996
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .     $16,528,284       26,345,595      28,415,164
  Interest income . . . . . . . . . . . . . . . . .       1,739,593        1,330,433       1,224,129
  Gain on sale of investment properties or
    interest in investment property . . . . . . . .      36,932,227       20,532,802       2,882,573
                                                        -----------      -----------     -----------
                                                         55,200,104       48,208,830      32,521,866
                                                        -----------      -----------     -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . .       5,096,161        6,108,328       7,665,413
  Depreciation. . . . . . . . . . . . . . . . . . .           --             328,493       4,625,655
  Property operating expenses . . . . . . . . . . .       4,999,702       10,106,333      12,174,612
  Professional services . . . . . . . . . . . . . .         296,788          280,273         307,504
  Amortization of deferred expenses . . . . . . . .         419,608        1,029,488       1,205,175
  General and administrative. . . . . . . . . . . .         576,056          483,878         357,395
                                                        -----------      -----------     -----------
                                                         11,388,315       18,336,793      26,335,754
                                                        -----------      -----------     -----------
                                                         43,811,789       29,872,037       6,186,112

Partnership's share of earnings (loss) from
  operations of unconsolidated ventures . . . . . .         562,083        1,505,524         611,483
Partnership's share of gain on sale of investment
  properties of unconsolidated venture. . . . . . .      21,005,670            --          1,412,610
Venture partners' share of consolidated ventures'
  operations before extraordinary item. . . . . . .      (2,621,911)      (3,662,722)     (1,010,868)
Venture partners' share of gain on sale of
  investment property . . . . . . . . . . . . . . .           --          (6,455,513)     (1,270,596)
                                                        -----------      -----------     -----------
          Earnings (loss) before
            extraordinary item. . . . . . . . . . .      62,757,631       21,259,326       5,928,741

Partnership's share of extraordinary loss from
  unconsolidated venture. . . . . . . . . . . . . .      (1,259,118)           --              --
Extraordinary gain (net of venture partner's
  share of $285,096). . . . . . . . . . . . . . . .           --             393,705           --
                                                        -----------      -----------     -----------
          Net earnings (loss) . . . . . . . . . . .     $61,498,513       21,653,031       5,928,741
                                                        ===========      ===========     ===========




                                      JMB INCOME PROPERTIES, LTD. - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                           1998             1997            1996
                                                       ------------     ------------    ------------
Net earnings (loss) per limited partnership
 interest:
   Earnings (loss) before gain on sale of
     investment properties or interest in
     investment property and extraordinary
     items. . . . . . . . . . . . . . . . . . . . .     $     35.62            36.35           14.70
   Gain on sale of investment properties or
     interest in investment property. . . . . . . .          302.39            73.47           15.78
   Partnership's share of extraordinary loss
     from unconsolidated venture. . . . . . . . . .           (6.57)           --              --
   Extraordinary item, net. . . . . . . . . . . . .           --                1.99           --
                                                        -----------      -----------     -----------
          Net earnings (loss) per limited
            partnership interest. . . . . . . . . .     $    331.44           111.81           30.48
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

                                        JMB INCOME PROPERTIES, LTD. - XII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                  YEAR ENDED DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO LIQUIDATING DISTRIBUTION)
                                   AND YEARS ENDED DECEMBER 31, 1997 AND 1996


                                 GENERAL PARTNERS                             LIMITED PARTNERS (189,684 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                           NET                                     NET OF        NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS     CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS     TOTAL         COSTS       (LOSS)  DISTRIBUTIONS     TOTAL
              -------   ---------- -------------  -----------   -----------  -----------------------  -----------
Balance at
 December 31,
 1995 . . . . $11,123      769,195         --        780,318    171,306,452 (30,082,749)(78,017,347)  63,206,356

Cash distri-
 butions
 ($79.50 per
 limited
 partnership
 interest). .    --          --            --          --            --           --    (15,155,275) (15,155,275)
Net earnings
 (loss) . . .    --        146,412         --        146,412         --       5,782,329       --       5,782,329
              -------      -------      -------      -------    ----------- ----------- -----------   ----------
Balance at
 December 31,
 1996 . . . .  11,123      915,607         --        926,730    171,306,452 (24,300,420)(93,172,622)  53,833,410

Cash distri-
 butions
 ($30 per
 limited
 partnership
 interest). .    --           --           --           --           --           --     (5,718,972)  (5,718,972)
Net earnings
 (loss) . . .    --        443,803         --        443,803         --      21,209,228       --      21,209,228
              -------    ---------      -------    ---------   -----------  ----------- -----------   ----------




                                        JMB INCOME PROPERTIES, LTD. - XII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS - CONTINUED


                                 GENERAL PARTNERS                             LIMITED PARTNERS (189,684 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                           NET                                     NET OF        NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS     CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS     TOTAL         COSTS       (LOSS)  DISTRIBUTIONS     TOTAL
              -------   ---------- -------------  -----------   -----------  -----------------------  -----------

Balance at
 December 31,
 1997 . . . .  11,123    1,359,410         --      1,370,533   171,306,452   (3,091,192)(98,891,594)  69,323,666
Capital con-
 tributions .    --          --            --          --          765,332        --          --         765,332
Cash distri-
 butions
 ($295.00 per
 limited
 partnership
 interest). .    --          --           --           --            --           --    (56,236,557) (56,236,557)
Net earnings
 (loss) . . .    --     (1,370,533)       --      (1,370,533)        --      62,869,046       --      62,869,046
              -------   ----------      -------   ----------   ------------ -----------------------   ----------

Balance at
 December 31,
 1998 . . . . $11,123      (11,123)       --           --      172,071,784   59,777,854(155,128,151)  76,721,487
              =======   ==========      =======   ==========   ===========  =======================   ==========













                          See accompanying notes to consolidated financial statements.

                                        JMB INCOME PROPERTIES, LTD. - XII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                YEAR ENDED DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO LIQUIDATING DISTRIBUTION) AND
                                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                            1998            1997             1996
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $61,498,513       21,653,031       5,928,741
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . .           --             328,493       4,625,655
    Amortization of deferred expenses . . . . . . .         419,608        1,029,488       1,205,175
    Partnership's share of operations of
      unconsolidated venture. . . . . . . . . . . .        (562,083)      (1,505,524)       (611,483)
    Partnership's share of gain on sale of
      investment properties of unconsolidated
      venture . . . . . . . . . . . . . . . . . . .     (21,005,670)           --         (1,412,610)
    Venture partners' share of
      ventures' operations, gain on sale and
      extraordinary item. . . . . . . . . . . . . .       2,621,911       10,403,333       2,281,464
    Gain on sale of investment properties or
      interest in investment property . . . . . . .     (36,932,227)     (20,532,802)     (2,882,574)
    Partnership's share of extraordinary item
      from unconsolidated venture . . . . . . . . .       1,259,118            --              --
    Extraordinary item. . . . . . . . . . . . . . .           --            (678,801)          --
  Changes in:
    Rents and other receivables . . . . . . . . . .        (175,634)         556,962       1,670,049
    Prepaid expenses. . . . . . . . . . . . . . . .             589          102,232         (21,947)
    Escrow deposits . . . . . . . . . . . . . . . .         472,173          175,247        (153,355)
    Accrued rents receivable. . . . . . . . . . . .        (239,791)      (1,559,728)       (289,426)
    Accounts payable. . . . . . . . . . . . . . . .         439,541         (389,313)       (436,529)
    Accrued interest  . . . . . . . . . . . . . . .          (3,536)         (21,067)         (6,671)
    Unearned rents. . . . . . . . . . . . . . . . .        (272,481)        (323,242)        572,414
    Tenant security deposits. . . . . . . . . . . .         (50,507)         (53,366)       (291,224)
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .       7,469,524        9,184,943      10,177,679
                                                        -----------      -----------     -----------





                                        JMB INCOME PROPERTIES, LTD. - XII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                            1998            1997            1996
                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Cash proceeds on sale of investment properties
    or interest in investment property. . . . . . .      58,866,263       33,154,809      12,985,931
  Additions to investment property,
    net of related payables . . . . . . . . . . . .        (818,247)      (1,743,255)     (1,583,556)
  Partnership's distributions from
    unconsolidated ventures . . . . . . . . . . . .      26,662,317            --          3,588,000
  Payment of deferred expenses. . . . . . . . . . .        (173,425)        (350,070)       (624,372)
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .      84,536,908       31,061,484      14,366,003
                                                        -----------      -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . .        (419,078)        (458,557)       (622,627)
  Venture partners' contributions to venture. . . .           --               --            161,356
  Distributions to venture partners . . . . . . . .     (13,975,348)      (2,310,000)     (7,561,880)
  Distributions to limited partners . . . . . . . .     (56,236,557)      (5,718,972)    (15,155,275)
  Special Limited Partner capital contributions
    of previously received distributions. . . . . .         765,332            --              --
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .     (69,865,651)      (8,487,529)    (23,178,426)
                                                        -----------      -----------     -----------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . .      22,140,781       31,758,898       1,365,256
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .      54,580,706       22,821,808      21,456,552
                                                        -----------      -----------     -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .     $76,721,487       54,580,706      22,821,808
                                                        ===========      ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . .     $ 5,099,697        6,129,395       7,672,084
                                                        ===========      ===========     ===========





                                        JMB INCOME PROPERTIES, LTD. - XII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                            1998            1997            1996
                                                        -----------      -----------     -----------

Non-cash investing and financing activities:
  Total sales proceeds from sale of investment
    property, net of selling expenses . . . . . . .     $12,899,949       33,154,809      37,690,486
  Principal balance due on mortgage payable . . . .      (6,400,000)           --        (24,704,555)
                                                        -----------      -----------     -----------
          Cash proceeds from sale of investment
            property, net of selling expenses . . .     $ 6,499,949       33,154,809      12,985,931
                                                        ===========      ===========     ===========

  Sale of interest in investment property:
    Gain on sale of interest in
      investment property . . . . . . . . . . . . .     $32,984,980            --              --
    Basis in investment property. . . . . . . . . .      19,381,334            --              --
                                                        -----------      -----------     -----------
          Cash proceeds from sale of interest
            in investment property. . . . . . . . .     $52,366,314            --              --
                                                        ===========      ===========     ===========

  Net assets and venture partner's equity
    in venture written off at sale of
    investment property . . . . . . . . . . . . . .     $13,662,265            --              --
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

                   JMB INCOME PROPERTIES, LTD. - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          YEAR ENDED DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO
 LIQUIDATING DISTRIBUTION) AND YEARS ENDED DECEMBER 31, 1997 AND 1996




OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership held (either directly or through joint ventures) investments in real estate. Business activities consisted of rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate.

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned ventures, Topanga Plaza Partnership ("Topanga") (prior to the sale of the Partnership's interest in November 1998), JMB-40 Broad Street Associates ("Broad Street") (prior to its sale in December 1997), JMB First Financial Associates ("First Financial", prior to its sale in September 1996) and First Financial's venture (prior to its sale in September 1996), JMB Encino Partnership, ("Encino"). The effect of all transactions between the Partnership and its consolidated ventures have been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's venture interest in JMB/San Jose Associates ("San Jose"). Accordingly, the accompanying consolidated financial statements do not include the accounts of San Jose.

     The Partnership's records were maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the year ended December 31, 1998 (immediately prior to liquidating distribution) and the year ended December 31, 1997 is summarized as follows:

                                                   1998                              1997
                                                  -------------------------------------------------------------
                                                         TAX BASIS                         TAX BASIS
                                       GAAP BASIS       (UNAUDITED)       GAAP BASIS      (UNAUDITED)
                                      ------------      ----------       ------------     ----------
Total assets. . . . . . . . . . . .    $76,721,487       76,721,487      160,776,991      89,829,763
Partners' capital accounts
  (deficits):
    General partners. . . . . . . .          --               --           1,370,533      (1,314,353)
    Limited partners. . . . . . . .     76,721,487       76,721,487       69,323,666      84,497,148
Net earnings (loss):
    General partners. . . . . . . .     (1,370,533)       1,314,353          443,803        (129,924)
    Limited partners. . . . . . . .     62,869,046       47,695,565       21,209,228      (8,107,640)
Net earnings (loss)
  per limited partnership
  interest. . . . . . . . . . . . .         331.44           251.45           111.81           42.74
                                       ===========      ===========      ===========     ===========

     The net earnings (loss) per limited partnership interest was based upon the number of limited partnership interests outstanding at the end of each period (189,684).

     The preparation of financial statements in accordance with GAAP required the Partnership to make estimates and assumptions that affected the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could have differed from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership recorded amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these financial statements, the Partnership's policy was to consider all such amounts held with original maturities of three months or less (none and $53,859,686 at December 31, 1998 and 1997, respectively) as cash equivalents, which included investments in an institutional mutual fund which held U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses consisted primarily of commitment fees and loan related costs which were amortized over the term of the related mortgage loans, and lease commissions which were amortized over the term of the related leases, using the straight-line method.

     Although certain leases of the Partnership provided for tenant occupancy during periods for which no rent was due and/or increases in the minimum lease payments over the term of the lease, rental income was accrued for the full period of occupancy on a straight-line basis.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain circumstances, the Partnership had been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

     The Partnership had acquired, either directly or through joint ventures three shopping centers, two office buildings and an office complex. All of the properties have been sold or disposed of by the Partnership. The cost of the investment properties represented the total cost to the Partnership or its consolidated ventures plus miscellaneous acquisition costs.

     Depreciation on the properties had been provided over the estimated useful lives of the various components as follows:

                                                     YEARS
                                                     -----
      Building and improvements -- straight-line.      30
      Personal property -- straight-line. . . . .       5
                                                       ==

     Maintenance and repairs were generally charged to operations as incurred. Significant betterments and improvements were capitalized and depreciated over their estimated useful lives.

     Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. The Partnership adopted SFAS 121 as required in the first quarter of 1996. SFAS 121 required that the Partnership record an impairment loss on its properties held for investment whenever their carrying value could not be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy was to consider a property to be held for sale or disposition when the Partnership had committed to a plan to sell or dispose of such property and active marketing activity had commenced or was expected to commence in the near term, or the Partnership had concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the
property thus allowing the lender to realize upon its security.   In
accordance with SFAS 121, any properties identified as "held for sale or disposition" were no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) were made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. In certain situations, such estimated fair value could have been less than the existing non-recourse debt which was secured by the property.

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

     Certain investment properties were pledged as security for the long-term debt, for which there was no recourse to the Partnership.

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

     As the Partnership had committed to a plan to sell the property, the property was classified as held for sale as of December 1, 1996 and therefore was not subject to continued depreciation after such date.

     On January 13, 1998, the Partnership sold the land, building and related improvements of the Plaza Hermosa Shopping Center to an unaffiliated third party for a sale price of $13,335,000 (before selling costs and prorations). The Partnership received approximately $6,500,000 of net sale proceeds at closing, after the repayment by the Partnership of the property's bond financing with a balance of $6,400,000 and closing costs. The sale resulted in a gain in 1998 of approximately $3,947,000 and $2,356,000 for financial reporting and Federal income tax purposes, respectively, all of which was allocable to the Partnership. In connection with the sale of the property, as is customary in such transactions, the Partnership agreed to certain representations, warranties and covenants with a stipulated survival period which expired, with no liability to the Partnership, on September 15, 1998.

VENTURE AGREEMENTS - GENERAL

     The Partnership was a party to operating venture agreements and made capital contributions to the respective ventures as discussed below. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may have been required to make additional cash contributions to the ventures.

     SAN JOSE

     The Partnership acquired, through San Jose, an interest in an existing office building complex in San Jose, California (Park Center Financial Plaza) consisting of ten office buildings, a parking and retail building (185 Park Avenue) and two parking garage structures.

     The property was managed by an unaffiliated third party for a fee calculated as 3% of gross receipts.

     The partners of San Jose were the Partnership and JMB Income Properties, Ltd.-XI, another partnership sponsored by the Managing General Partner of the Partnership ("JMB-XI"). The terms of San Jose's partnership agreement generally provided that contributions, distributions, cash flow, sale or refinancing proceeds and profits and losses would be distributed or allocated to the Partnership and JMB-XI in their respective 50% ownership percentages.

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

     On February 24, 1998, the joint venture that owned the property ("San Jose") sold the land, buildings, related improvements and personal property of the remaining assets of the Park Center Financial Plaza office complex to an unaffiliated third party for a sale price of $76,195,000 (before selling costs and prorations). San Jose received approximately $49,537,000 of net sale proceeds at closing (of which the Partnership's share was approximately $24,768,500), after the repayment by San Jose of the mortgage loans secured by the 170 Almaden, 150 Almaden and 185 Park Avenue buildings with a balance of approximately $23,281,000, loan prepayment premiums of approximately $2,422,000 and closing costs. The sale resulted in a gain in 1998 of approximately $41,654,000 and $22,600,000 for financial reporting and Federal income tax purposes, respectively, of which approximately $20,827,000 and $11,300,000 of gain was allocated to the Partnership, respectively. The gain for financial reporting purposes includes the effects of previously recorded provisions for value impairment for all buildings in the complex of approximately $24,600,000, of which the Partnership's share was approximately $12,300,000. In connection with the sale, San Jose recorded in 1998 an extraordinary loss for financial reporting purposes totaling approximately $2,518,000 as a result of loan prepayment premiums of approximately $2,422,000 and the write-off of the deferred mortgage balance of approximately $96,000, of which the Partnership's share was approximately $1,211,000 and $48,000, respectively.

In connection with the sale of the property, as is customary in such transactions, San Jose agreed to certain representations, warranties and covenants with a stipulated survival period which expired, with no liability to the Partnership, on November 15, 1998.

     TOPANGA

     In December 1985, the Partnership acquired a 58% interest in the Topanga Plaza Shopping Center in the Woodland Hills area of Los Angeles, California. The aggregate purchase price for the Partnership's interest in the venture was approximately $25,263,000, which was paid in cash at closing. Under the terms of the joint venture agreement, the Partnership generally would be allocated or distributed 58% of profits and losses, cash flow from operations and sale or refinancing proceeds.

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

     During the third quarter of 1997, $678,801 of the approximate $770,000 of remaining previously accrued costs related to earthquake damage in 1994, was reversed and recognized as an extraordinary gain. This liability was established in 1994 for Topanga's share of the estimated repair costs due to the earthquake damage. This reversal is attributable to repairs which were no longer considered necessary as a result of previously overestimated repair costs.

     The Topanga venture committed to a plan to sell the property and therefore classified the property as held for sale as of December 31, 1996.

The property was no longer subject to continued depreciation beyond such date.

     On November 17, 1998, the Partnership sold its interest in the Topanga Plaza shopping center to its unaffiliated venture partner for $86,375,308 ($53,450,000 in cash plus the assumption of the Partnership's share of the mortgage loan of $32,925,308). The Partnership received approximately $52,366,000 of net sale proceeds (net of selling costs but before prorations) at closing. The sale resulted in a gain in 1998 of $32,984,980 for financial reporting purposes and $52,534,159 for Federal income tax purposes.

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

     As the Partnership had committed to a plan to sell the property as of July 1, 1997, the property was classified as held for sale as of that date, and therefore, was not subject to continued depreciation.

     On December 30, 1997, the Partnership, through a joint venture partnership (the "Affiliated Joint Venture") with JMB Income Properties, Ltd. - X (a partnership sponsored by the Managing General Partner of the Partnership), sold the land, building, related improvements and personal property of the 40 Broad Street office building to an unaffiliated third party for a sale price of $34,735,000 (before selling costs). The sale resulted in a gain of $20,532,803 (due to provisions for value impairment totaling approximately $52,000,000 recorded in 1990 and 1991, of which the Partnership's share was approximately $35,651,000), of which the Partnership's share was $14,077,289 and a loss of $9,703,264, of which the Partnership's share was $6,652,557 in 1997 for financial reporting and Federal income tax purposes, respectively. In addition, in connection with the sale of the property, as is customary in such transactions, the Affiliated Joint Venture agreed to certain representations, warranties and covenants with a stipulated survival period which expired, with no liability to the Partnership, on December 1, 1998.

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

     On September 11, 1996, the joint venture sold the First Financial office building to an unaffiliated third-party for a sale price of $37,900,000 (before selling costs and prorations). The joint venture received approximately $13,000,000 of net sale proceeds at closing (which reflected the assumption by the buyer of the mortgage loan with a current balance of approximately $24,700,000 and closing costs), substantially all of which were allocable to First Financial pursuant to the Encino venture agreement. The sale resulted in approximately $2,880,000 and $18,800,000 of gain for financial reporting purposes and Federal income tax purposes in 1996, respectively, of which approximately $1,612,000 and $2,000 of gain was allocated to the Partnership, respectively.

     The Encino partnership agreement generally provided that First Financial was entitled to receive (after any participating amounts due to Pepperdine University pursuant to its tenant lease) from cash flow from operations (as defined) an annual cumulative preferred return equal to 8.9% of its capital contributions. Any remaining cash flow was to be split equally between First Financial and the Encino Venture Partner. Pepperdine University, under its tenant lease, was entitled to an amount based on 6.6% of the Venture Partner's share of the office building's net operating profit and net sale profit (as defined). All of Encino's operating profits and losses before depreciation were allocated to First Financial in 1996.

     The Encino partnership agreement also generally provided that net sale proceeds and net refinancing proceeds (as defined), after any amounts due to Pepperdine University pursuant to its tenant lease, were to be distributed: first, to First Financial in an amount equal to the deficiency, if any, in its cumulative preferred return as described above; next, to First Financial in the amount of its capital contributions; next, to the Encino Venture Partner in an amount equal to $400,000; any remaining proceeds were to be split equally between First Financial and the Encino Venture Partner.

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


LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1998 and
1997:
                                            1998            1997
                                        -----------     -----------
10-1/8% mortgage note secured by
 the Topanga Plaza shopping center
 in Los Angeles, California; payable
 in monthly installments of principal
 and interest of $523,225 through
 January 2002  when the remaining
 balance was due and payable
 (Partnership's share assumed upon
 sale of the Partnership's interest
 in November 1998). . . . . . . .      $     --          57,230,727

Floating rate bond financing
 (certificates), secured by the
 Plaza Hermosa Shopping Center
 in Hermosa Beach, California;
 the certificates bore interest
 based on a floating rate
 which was adjustable weekly
 (as defined), with a maximum
 interest rate of 13.5%, interest
 only was payable monthly through
 December 2023 when the entire
 outstanding balance was due and
 payable (repaid upon sale
 in January 1998) . . . . . . . .            --           6,400,000
                                        -----------     -----------
          Total debt. . . . . . .            --          63,630,727
          Less current portion
            of long-term debt . .            --             507,202
                                        -----------     -----------
          Total long-term debt. .       $    --          63,123,525
                                        ===========     ===========


PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership from operations were allocated 96% to the Limited Partners and 4% to the General Partners. Profits from the sale or refinancing of investment properties were allocated to the General
Partners: (i) in an amount equal to the greater of 1% of such profits or the amount of cash distributable to the General Partners from any such sale or refinancing (as described below); and (ii) in order to reduce deficits, if any, in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from the sale of properties. Losses from the sale or refinancing of investment properties were allocated 1% to the General Partners. The remaining sale or refinancing profits and losses were allocated to the Limited Partners.

     The General Partners were not required to make any capital contri-butions except under certain limited circumstances upon termination of the Partnership. In general, distributions of cash from operations were made 90% to the Limited Partners and 10% to the General Partners. However, a portion of such distributions to the General Partners was subordinated to the Limited Partners' receipt of a stipulated return on capital.

     The Partnership Agreement provided that the General Partners would receive as a distribution from the sale of a real property by the Partnership, amounts equal to the cumulative deferrals of any portion of their 10% cash distribution and 2-1/2% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) would be distributed 85% to the Limited Partners and 15% to the General Partners.

However, notwithstanding such allocations, the Limited Partners would receive 100% of such net sale proceeds until the Limited Partners (i) had received cumulative cash distributions from the Partnership's operations which, when combined with a sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the second fiscal quarter of 1986, (ii) had received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership, and (iii)had received cash distributions of sale and refinancing proceeds and of the Partnership's operations, in an amount equal to the Limited Partners' initial capital investment in the Partnership plus a 10% annual return on the Limited Partners' average capital investment. As the above levels of return were not achieved, the General Partners did not receive any portion of the proceeds from the sales of properties by the Partnership.

     Additionally, as the Limited Partners received less distributions than their original investment, the General Partners' share of operating distributions previously deferred of approximately $8,897,000 as of December 31, 1998 was paid to the Limited Partners (or used for other Partnership obligations). Pursuant to the terms of the Partnership Agreement, the Special Limited Partner of the Partnership was required to contribute, to the Partnership, the amount of all distributions it previously received from operating cash and sales and refinancing proceeds due to the fact that the Limited Partners had not received sale or refinancing proceeds in an aggregate amount equal to their capital contributions. In December 1998, the Special Limited Partner contributed $765,332 in accordance with this provision, which amount was distributed to the Limited Partners, other than the Special Limited Partner, in conjunction with the liquidating distribution in 1998.

LEASES

     During 1998, the Partnership and its consolidated ventures' principal assets (prior to their sale in 1998) were two shopping centers. Contingent rent (based on sales by property tenants) included in rental income was as follows:

                1996. . . . . . . . . .   $301,919
                1997. . . . . . . . . .    183,895
                1998. . . . . . . . . .    182,437
                                          ========

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, was permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                         UNPAID AT
                                                        DECEMBER 31,
                            1998       1997      1996      1998
                          --------   --------  -------- ------------
Property management
 and leasing fees . . . . $  4,122     79,670    70,792      --
Insurance
 commissions. . . . . . .   18,451     22,214    34,632      --
Reimbursement (at cost)
 for accounting
 services . . . . . . . .   15,474     24,372     9,642      --
Reimbursement (at cost)
 for portfolio manage-
 ment services. . . . . .   56,151     39,225    25,996      --
Reimbursement (at cost)
 for legal services . . .    7,932     11,542     8,683      --
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses .    7,933        842     1,026      --
Partnership winding-up
 fee. . . . . . . . . . .    6,056      --        --         --
                          --------   --------  --------    ------
                          $116,119    177,865   150,771      --
                          ========   ========  ========    ======

     Certain of the Partnership's properties were managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties.

     During 1994, certain officers and directors of the Managing General Partner acquired interests in a company which provided certain property management services to a property owned by the Partnership. The fees earned by such company from the Partnership for the years ended
December 31, 1998, 1997 and 1996 were none and approximately $32,500 and $39,000, respectively, all of which had been paid at December 31, 1998.

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners deferred receipt of their distributions of net cash flow from the Partnership (the cumulative amount of such distributions aggregate approximately $8,897,000 at December 31, 1998), which were extinguished without payment upon liquidation of the Partnership.

INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary of financial information for San Jose as of and for the years ended December 31, 1998 and 1997 is as follows:

                                          1998            1997
                                      ------------    ------------

Current assets. . . . . . . . . .     $      --          4,819,672
Current liabilities . . . . . . .            --           (619,337)
                                      ------------    ------------
      Working capital . . . . . .            --          4,200,335
Investment property, net. . . . .            --         30,803,149
Other assets, net . . . . . . . .            --          1,204,478
Long-term debt. . . . . . . . . .            --        (22,961,889)
Other liabilities . . . . . . . .            --           (181,229)
Venture partners' equity. . . . .            --         (6,711,162)
                                      ------------    ------------
      Partnership's capital . . .     $      --          6,353,682
                                      ============    ============

                                          1998            1997
                                      ------------    ------------
Represented by:
  Invested capital. . . . . . . .     $ 48,767,680      48,767,680
  Cumulative distributions. . . .      (52,152,818)    (25,490,500)
  Cumulative loss . . . . . . . .        3,385,138     (16,923,498)
                                      ------------    ------------
                                      $      --          6,353,682
                                      ============    ============
Total income. . . . . . . . . . .     $  2,482,154       9,404,683
                                      ============    ============
Expenses. . . . . . . . . . . . .     $  1,357,987       6,393,636
                                      ============    ============
Gain on sale of
  investment property . . . . . .     $ 41,653,860           --
                                      ============    ============
Extraordinary loss. . . . . . . .     $ (2,518,236)          --
                                      ============    ============
Net earnings. . . . . . . . . . .     $ 40,259,791       3,011,047
                                      ============    ============

    Total income, expenses, gain on disposition of investment property and net earnings for the above-mentioned venture for the year ended
December 31, 1996 were $9,238,168, $8,015,203, $2,825,220 and $4,048,185, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during 1998 and 1997.



                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership was JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB, as the Managing General Partner, had responsibility for all aspects of the Partnership's operations. ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner, was one of the Associate General Partners of the Partnership and is also the sole general partner of Income Partners - XII, an Illinois limited partnership that was the other Associate General Partner of the Partnership. The limited partners of ABPP Associates, L.P. are generally officers, directors and affiliates of JMB or its affiliates.

    The Partnership was subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services were provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services were to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and were otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permitted the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may have been engaged in transactions with the Partnership, and permitted the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may have been in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may have been affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have had a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 2, 1999. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 2, 1999. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II"), and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), and JMB Income Properties, Ltd.-XI ("JMB Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB, including Arvida/JMB Managers, Inc. (the general partner Arvida/JMB Partners, L.P. ("Arvida")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are or were associate general partners in the following real estate limited partnerships, among others: the Partnership, Carlyle-XI, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, JMB Income-VII, JMB Income-X, JMB Income-XI, and Carlyle Income Plus-II.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 61) is an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969.
Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 61) is an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 60) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 57) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 65) has been associated with JMB since December, 1972. He is also the President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 52) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors, L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of Urban Shopping Centers, Inc., a trustee of Amli Residential Property Trust and a director of a number of investment companies advised or managed by T. Rowe Price Associates, Inc., and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 50) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 51) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 46) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 50) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 63) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership had no officers or directors. The General Partners of the Partnership were entitled to receive a share of cash distributions, when and as cash distributions were made to the Investors, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. No such cash distributions were paid to the General Partners in 1998, 1997 and 1996.

     An affiliate of the Managing General Partner provided property management services to the Partnership for 1997 for the Plaza Hermosa Shopping Center in Hermosa Beach, California at a fee calculated at 4% of the gross receipts of the property. In 1998, the affiliates earned property management and leasing fees amounting to $4,122, all of which were paid at December 31, 1998. As set forth in the Prospectus of the Partnership, the Managing General Partner was required to negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area and such agreements could be terminated by either party thereto, without penalty, upon 60 days' notice.

     The General Partners of the Partnership were reimbursed for their salaries, salary-related and direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1998, the Managing General Partner received reimbursement for such expenses and salaries in the amount of $87,490, all of which was paid at December 31, 1998. The Managing General Partner received no disbursement agent and data processing fees in 1998.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner of the Partnership, earned and received insurance brokerage commissions in 1998 aggregating $18,451 in connection with the providing of insurance coverage for the real property investments of the Partnership. Such commissions were at rates set by insurance companies for the classes of coverage involved.

     Pursuant to a winding up agreement between the Partnership and the Managing General Partner, in consideration of the Managing General Partner's assumption of residual liabilities of the Partnership upon its termination, the Partnership paid the Managing General Partner $6,056 and transferred to the Managing General Partner any residual rights to the coverage and benefits of insurance on behalf of the Partnership and other residual rights.

     The Partnership was permitted to engage in various transactions involving affiliates of the Managing General Partner of the Partnership. The relationship of the Managing General Partner (and its directors and officers) to its affiliates is set forth above in Item 10 above and
Exhibit 21 hereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group was known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership immediately prior to its liquidation.

     (b) The Managing General Partner, its officers and directors and the Associate General Partners beneficially owned the following Interests of the Partnership immediately prior to its liquidation:

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

     (1)  Included 5 interests owned by the Initial Limited Partner of the Partnership for which JMB Realty
Corporation, as its indirect majority shareholder, was deemed to have sole voting and investment power.


     No officer or director of the Managing General Partner of the Partnership possessed a right to acquire beneficial ownership of Interests of the Partnership.

     Reference is made to Item 10 for information concerning ownership of the Managing General Partner.

     (c)  There existed no arrangement, known to the Partnership, the operation of which may have resulted in a change in control of the Partnership.



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

                  10-G. First Amendment to the Purchase-Sale Agreement dated February 10, 1998 relating to the sale by San Jose of the Park Center Financial Plaza office complex in San Jose, California between JMB/San Jose Associates and Divco West Properties, LLC are hereby incorporated by reference to the Partnership's report for December 31, 1997 on Form 10-K (File No. 0-16108) dated March 25, 1998.

                  10-H. Purchase-Sale Agreement with exhibits dated December 3, 1997 relating to the sale by San Jose of the Park Center Financial Plaza office complex in San Jose, California between JMB/San Jose Associates and Divco West Properties, LLC are hereby incorporated by reference to the Partnership's report for December 31, 1997 on Form 10-K (File No. 0-16108) dated March 25, 1998.

                  10-I. Purchase-Sale Agreement with amendments thereto dated November 25, 1997 relating to the sale by the Partnership of the Plaza Hermosa Shopping Center in Hermosa Beach, California between JMB Income Properties, Ltd. - XII and Pacific Retail Trust are hereby incorporated by reference to the Partnership's report for December 31, 1997 on Form 10-K (File No. 0-16108) dated March 25, 1998.

                  10-J. Letter Agreement between JMB Income Properties, Ltd-XII and Topanga Plaza LLC regarding the sale of the Partnership's interest in Topanga Plaza dated November 16, 1998 is hereby incorporated herein by reference to the Partnership's report for November 17, 1998 on Form 8-K (File No. 0-16108) dated December 2, 1998.

                  10-K. Partnership Interest Purchase Agreement between
JMB Income Properties, Ltd-XII and Topanga Plaza LCC dated November 17, 1988 is hereby incorporated herein by reference to the Partnership's report for November 17, 1998 on form 8-K (File No. 0-16108) dated December 2, 1998.

                  10-L. Winding Up Agreement dated December 29, 1998, by and between the Partnership and JMB Realty Corporation is hereby incorporated by reference to the Partnership's report for December 31, 1998 on Form 8-K (File No. 0-16108) dated January 12, 1999.

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

        (b) The following reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report.

        The Partnership's Report on Form 8-K (File No. 0-16108) for November 17, 1998, dated December 2, 1998 describing the Partnership's sale of its interest in Topanga Plaza was filed.

        The Partnership's Report on Form 8-K (File No. 0-16108) for December 31, 1998, dated January 12, 1999 describing the Partnership's liquidating cash distribution and winding up of its affairs was filed.



        No annual report or proxy material for 1998 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                JMB INCOME PROPERTIES, LTD. - XII

                By:     JMB Realty Corporation
                        Managing General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Managing General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and
                        Chief Financial Officer
                Date:   March 22, 1999

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 22, 1999

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 22, 1999

                        GLENN E. EMIG*
                By:     Glenn E. Emig, Chief Operating Officer
                Date:   March 22, 1999


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 22, 1999

                        A. LEE SACKS*
                By:     A. Lee Sacks, Director
                Date:   March 22, 1999

                By:     STUART C. NATHAN*
                        Stuart C. Nathan, Executive Vice President
                          and Director
                Date:   March 22, 1999


                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull, Attorney-in-Fact
                Date:   March 22, 1999

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

10-E.     Purchase Agreement and Amendments
          thereto dated August 9, 1996 relating
          to the sale of First Financial Plaza
          by JMB Encino Partnership, L.P.               Yes

                                                 DOCUMENT
                                              INCORPORATED
                                              BY REFERENCE    PAGE
                                              -------------   ----

10-F.     Sale documents related to the
          40 Broad Street office building               Yes

10-G.     First Amendment to the Purchase-
          Sale Agreement related to the
          Park Center Financial Plaza
          office complex                                Yes

10-H.     Purchase-Sale Agreement related
          to the Park Center Financial Plaza
          office complex                                Yes

10-I.     Purchase-Sale Agreement with
          amendments thereto related to
          the Plaza Hermosa Shopping Center             Yes

10-J.     Letter Agreement regarding the sale
          of the Partnership's interest in
          Topanga Plaza                                 Yes

10-K.     Purchase Agreement related to the
          sale of the Partnership's interest
          in Topanga Plaza                              Yes

10-L.     Winding Up Agreement                          Yes

21.       List of Subsidiaries                           No

24.       Powers of Attorney                             No

27.       Financial Data Schedule                        No